Form 10-Q
period 2017-06-30
CISION LTD.
filed 2017-08-09
CIK 1701040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-38140

Cision Ltd.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

130 East Randolph Street, 7th Floor

Chicago, Illinois 60601

(Address of principal executive offices)

(Zip code)

866-639-5087
(Registrant’s telephone number, including area code)

Not Applicable.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of ordinary shares, par value $0.0001 per share, of the registrant outstanding at August 9, 2017 was 120,634,922.

CISION LTD. AND ITS SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

Item 1. – Financial Statements

Cision Ltd. and its Subsidiaries

Condensed Consolidated Balance Sheets
(in thousands, except per share and share amounts)

(Unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$337,659	$35,135
Restricted cash	20	627
Accounts receivable, net	100,139	87,605
Prepaid expenses and other current assets	20,253	16,225
Total current assets	458,071	139,592
Property and equipment, net	55,400	47,947
Other intangible assets, net	497,778	511,210
Goodwill	1,103,558	1,079,518
Other assets	9,401	8,801
Total assets	$2,124,208	$1,787,068
Liabilities, Mandatorily Redeemable Equity and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$11,358	$11,171
Due to Cision Owner, Convertible Preferred Equity	—	443,102
Accounts payable	14,622	8,723
Accrued compensation and benefits	19,989	26,109
Other accrued expenses	66,086	54,862
Current portion of deferred revenue	129,711	119,600
Total current liabilities	241,766	663,567
Long-term debt, net of current portion	1,415,265	1,383,877
Deferred revenue, net of current portion	1,428	961
Deferred tax liability	67,758	83,209
Other liabilities	19,129	14,507
Total liabilities	1,745,346	2,146,121
Series A-1 and Series C-2 mandatorily redeemable stockholders’ equity, 5,498,688 shares authorized, issued and outstanding at December 31, 2016	—	701
Commitments and contingencies (Note 9)
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value, 480,000,000 shares authorized; 120,512,402 and 28,369,644 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	12	3
Additional paid-in capital	769,602	11,448
Accumulated other comprehensive loss	(51,308)	(73,902)
Accumulated deficit	(339,444)	(297,303)
Total stockholders' equity (deficit)	378,862	(359,754)
Total liabilities, mandatorily redeemable equity and stockholders' equity (deficit)	$2,124,208	$1,787,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cision Ltd. and its Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue	$157,131	$90,826	$302,949	$168,530
Cost of revenue	49,218	32,120	94,284	60,657
Gross profit	107,913	58,706	208,665	107,873
Operating costs and expenses
Sales and marketing	28,010	18,702	55,300	35,238
Research and development	5,566	3,762	11,018	7,298
General and administrative	41,460	35,977	81,692	54,321
Amortization of intangible assets	22,466	14,046	43,477	25,601
Total operating costs and expenses	97,502	72,487	191,487	122,458
Operating income (loss)	10,411	(13,781)	17,178	(14,585)
Non operating income (losses)
Foreign exchange gains (losses)	(686)	3,552	(2,634)	5,649
Interest and other income, net	224	235	2,273	268
Interest expense	(36,328)	(20,438)	(73,243)	(35,820)
Loss on extinguishment of debt	—	(23,591)	—	(23,591)
Total non operating loss	(36,790)	(40,242)	(73,604)	(53,494)
Loss before income taxes	(26,379)	(54,023)	(56,426)	(68,079)
Benefit from income taxes	(7,231)	(33,057)	(14,285)	(32,967)
Net loss	$(19,148)	$(20,966)	$(42,141)	$(35,112)
Other comprehensive income (loss) – foreign currency translation adjustments	16,700	(22,095)	22,594	(32,054)
Comprehensive loss	$(2,448)	$(43,061)	$(19,547)	$(67,166)
Net loss per share:
Basic and diluted	$(0.63)	$(0.74)	$(1.43)	$(1.24)
Weighted-average shares outstanding used in computing per share amounts:
Basic and diluted	30,394,760	28,369,644	29,387,796	28,369,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cision Ltd. and its Subsidiaries

Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(42,141)	$(35,112)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	67,290	47,041
Noncash interest charges and amortization of debt discount and deferred financing costs	10,285	26,086
Noncash yield on Convertible Preferred Equity Certificates	2,292	1,302
Payment of original issuance discount upon debt extinguishment	—	(19,411)
Equity-based compensation expense	1,926	2,616
Provision for doubtful accounts	1,125	1,331
Deferred income taxes	(15,451)	(37,765)
Unrealized currency translation (gains) losses	2,394	(5,634)
Gain on sale of business	(1,785)	—
Other	(168)	(22)
Changes in operating assets and liabilities, net of effect of acquisitions and disposal:
Accounts receivable	4,104	5,732
Prepaid expenses and other current assets	(766)	(871)
Other assets	170	(79)
Accounts payable	(1,437)	729
Accrued compensation and benefits	(10,764)	(1,373)
Other accrued expenses	(2,144)	3,388
Deferred revenue	2,962	(6,603)
Other liabilities	216	210
Net cash provided by (used in) operating activities	18,108	(18,435)
Cash flows from investing activities
Purchases of property and equipment	(5,273)	(1,182)
Software development costs	(7,408)	(5,835)
Acquisitions of businesses, net of cash acquired of $12,355 and $9,071	(54,992)	(805,214)
Proceeds from disposal of business	23,675	3
Change in restricted cash	607	(19)
Net cash used in investing activities	(43,391)	(812,247)
Cash flows from financing activities
Proceeds from revolving credit facility	—	33,475
Payment of amounts due (to) from Cision Owner	(1,940)	135,944
Proceeds from term loan facility, net of debt discount of $1,108 and $105,930	28,892	1,364,070
Repayments of term loan facility	(5,650)	(700,019)
Payments on capital lease obligations	(114)	(149)
Proceeds from consummation of the Transactions	305,210	—
Net cash provided by financing activities	326,398	833,321
Effect of exchange rate changes on cash and cash equivalents	1,409	(469)
Increase in cash and cash equivalents	302,524	2,170
Cash and cash equivalents
Beginning of period	35,135	30,606
End of period	$337,659	$32,776

Supplemental non-cash information
Contribution of Convertible Preferred Equity Certificates in connection with Transactions (Note 1)	$450,455	$—
Issuance of Convertible Preferred Equity Certificates in connection with acquisition (Note 3)	—	40,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cision Ltd. and its Subsidiaries

Notes to Condensed Consolidated Financial Statements

1. Organization

Cision Ltd., a Cayman Islands company, and its subsidiaries (collectively, “Cision”, or the “Company”) is a leading provider of cloud-based software, media intelligence and distribution services, and other related professional services to the marketing and public relations industry. Communications professionals use the Company’s products and services to identify and connect with media influencers, manage industry relationships, create and distribute content, monitor media coverage, perform advanced analytics and measure the effectiveness of their campaigns. The Company has primary offices in Chicago, Illinois, Beltsville, Maryland, New York, New York, Cleveland, Ohio, and Albuquerque, New Mexico with additional offices in the U.S., as well as China, Finland, France, Hong Kong, Germany, India, Indonesia, Malaysia, Norway, Portugal, Sweden, Taiwan and the United Kingdom.

On March 19, 2017, the Company entered into a definitive agreement (the “Merger Agreement”) with Capitol Acquisition Corp. III (NASDAQ: CLAC; “Capitol”), a public investment vehicle, whereby the parties agreed to merge, resulting in the Company becoming a publicly listed company. This merger closed on June 29, 2017, which resulted in the following (the “Transactions”):

•	Holders of 490,078 shares of Capitol common stock sold in its initial public offering exercised their rights to convert those shares to cash at a conversion price of approximately $10.04 per share, or an aggregate of approximately $4.9 million. The per share conversion price of approximately $10.04 for holders of public shares electing conversion was paid out of Capitol’s trust account, which had a balance immediately prior to the Closing of approximately $326.3 million.
•	Of the remaining funds in the trust account: (i) approximately $16.2 million was used to pay Capitol’s transaction expenses and (ii) the balance of approximately $305.2 million was released to Cision to be used for working capital and general corporate purposes, including to pay down $294.0 million of the Second Lien Credit Facility, plus a 1% fee and interest. The debt repayment occurred in July 2017 (see Note 11).
•	Immediately after giving effect to the Transactions (including as a result of the conversions described above and certain forfeitures of Capitol common stock and warrants immediately prior to the closing), there were 120,512,402 ordinary shares and warrants to purchase 24,375,596 ordinary shares of Cision issued and outstanding.
•	Upon the closing, Capitol’s common stock, warrants and units ceased trading, and Cision’s ordinary shares and warrants began trading on the NYSE and NYSE MKT, respectively, under the symbol “CISN” and “CISN WS,” respectively.
•	Upon the completion of the Transactions, Canyon Holdings (Cayman), L.P., (“Cision Owner”) an exempted limited partnership formed for the purpose of owning and acquiring Cision through a series of transactions, received 82,075,873 ordinary shares of the Company and 1,969,841 warrants to purchase ordinary shares of the Company, in exchange for all of the share capital and $450.5 million in Convertible Preferred Equity Certificates of Cision. Cision Owner also obtained the right to receive certain additional securities of the Company upon the occurrence of certain events.
•	At the closing of the Transactions, Cision Owner held approximately 68% of the issued and outstanding ordinary shares of the Company and stockholders of Capitol held approximately 32% of the issued and outstanding shares of the Company.

The Merger Agreement, Transactions and items related thereto are more fully described in the Company’s proxy statement/prospectus filed on June 15, 2017.

2. Significant Accounting Policies

Basis of Presentation and Earnings per Share

The Transactions were accounted for as a reverse merger in accordance with accounting principles generally accepted in the United States of America (“GAAP”). This determination was primarily based on Cision comprising the ongoing operations of the combined entity, Cision’s senior management comprising the majority of the senior management of the combined company, and current shareholders of Cision having a majority of the voting power of the combined entity. Accordingly, the Transactions have been treated equivalent to Cision issuing stock for the net monetary assets of Capitol, accompanied by a recapitalization. The net assets of Capitol at the merger date have been stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Transactions in these financial statements are those of Cision. As a result, these financial statements represent the continuation of Cision Ltd. and the historical shareholders’ equity and earnings per share calculations of Cision prior to the Transactions have been retrospectively adjusted for the equivalent number of shares received by Cision’s Owner, where applicable, pursuant to the Transactions. The accumulated deficit of Cision has been carried forward after the Transactions.

Prior to the June 29, 2017 Transactions, earnings per share was calculated using the two-class method. On June 29, 2017, all outstanding classes of equity of Cision were contributed in exchange for 82,075,873 common shares. Immediately after the Transactions, 120,512,402 common shares were outstanding. In future periods, earnings per share will be calculated based on the number of common shares outstanding. As part of this adjustment, the historical number of outstanding common shares of Class B-1, Class C-1 and Class V, in aggregate, has been adjusted to 28,369,644 common shares, in order to retroactively reflect the Merger exchange ratio. Historical earnings per share also gives effect to this adjustment through June 29, 2017, the date of the Merger. This retroactive adjustment also eliminates the need for a two-class method earnings per share calculation (Note 7).

Notes to Condensed Consolidated Financial Statements (continued)

2. Significant Accounting Policies (continued)

The accompanying condensed consolidated financial statements are presented in conformity with GAAP for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair statement have been included. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated balance sheet as of December 31, 2016 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Registration Statement on Form S-4 filed on June 14, 2017. There have been no changes to the Company’s significant accounting policies described in the consolidated financial statements for the year ended December 31, 2016 that have had a material impact on the condensed consolidated financial statements and related notes for the six months ended June 30, 2017.

Recent Accounting Pronouncements

As long as the Company remains an Emerging Growth Company, the Company plans to adopt new accounting standards using the effective dates available for non public entities.

Recent Accounting Pronouncements Not Yet Effective

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning in the Company’s fiscal year 2019. The Company is in the process of evaluating the impact of this accounting standard update on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350). The ASU eliminates Step 2 of the goodwill impairment test, which requires determining the fair value of assets acquired or liabilities assumed in a business combination. Under the amendments in this update, a goodwill impairment test is performed by comparing the fair value of the reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU is effective for the Company’s fiscal year 2022, and interim periods within that year. The Company is in the process of evaluating the impact of this accounting standard update on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the Emerging Issues Task Force), which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for the Company’s fiscal year 2019, and early adoption is permitted. The new standard is not expected to have a material impact on the consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). ASU 2016-15 clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows to reduce diversity in practice. Among other things, the presentation of debt prepayment or debt extinguishment costs as cash outflows for financing activities on the statement of cash flow. The standard will become effective for the Company in the first quarter of fiscal year 2019, early adoption is permitted. The Company is in the process of evaluating the impact of this accounting standard update on the consolidated financial statements.

In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments, including loans, held-to-maturity debt securities, loan commitments, financial guarantees, and net investments in leases, as well as reinsurance and trade receivables. ASU 2016-13 is effective for the Company’s fiscal year 2021, and early adoption is permitted. The Company is in the process of evaluating the impact of this accounting standard update on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, which amends several aspects of accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for the Company’s fiscal year 2018. The Company is evaluating the impact that this standard will have on the consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (continued)

2. Significant Accounting Policies (continued)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for the Company’s fiscal year 2020 and interim periods in that year with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on the consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities. This change primarily affects the accounting for equity investments, financial liabilities under the fair value options and the presentation and disclosure requirements for financial instruments. ASU 2016-01 is effective for the Company’s fiscal year 2019, and early adoption is permitted for certain provisions for the new guidance. The Company is in the process of evaluating the impact of this accounting standard update on the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 supersedes the revenue recognition requirements in ASU Topic 605, Revenue Recognition, and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Topic 606 is effective for the Company’s fiscal year 2019 including interim periods within that year. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. The Company is still evaluating the impact that this standard will have on the consolidated financial statements.

3. Business Combinations and Dispositions

Sale of Vintage Net Assets

On March 10, 2017, the Company sold substantially all of the assets of its Vintage corporate filings business for approximately $26.6 million and received approximately $23.7 million in cash after escrow and expenses. The transaction resulted in a gain of approximately $1.8 million which has been recorded as other income in the condensed consolidated statements of operations and comprehensive loss. The Company has continuing obligations to provide the purchaser with certain immaterial transition services through July 2017.

Purchase of Bulletin Intelligence

On March 27, 2017, the Company acquired all of the membership interests of Bulletin Intelligence, LLC, Bulletin News Network, LLC, and Bulletin News Investment, LLC (collectively, “Bulletin Intelligence”). The Company acquired Bulletin Intelligence to expand the Company’s ability to deliver actionable intelligence to senior leadership teams. During the six months ended June 30, 2017, the Company incurred acquisition-related transaction costs of $1.0 million, which are included in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. The acquisition was accounted for under the purchase method of accounting. The operating results are included in the accompanying condensed consolidated financial statements from March 27, 2017.

The purchase price was $71.8 million and consisted of $60.5 million in cash and the issuance of 70,000 Class A Shares by Cision Owner with a fair value of $5.2 million and contingent consideration valued at $6.1 million. The fair value of the contingent consideration was determined using a Monte Carlo simulation which utilized management's projections of Bulletin Intelligence revenues over the earn-out period, and is considered a Level 3 measurement. Changes in fair value subsequent to the acquisition date will be recognized in earnings each reporting period until the arrangement is settled. The Company is required to pay contingent consideration that can be earned during the years ending December 31, 2017 and December 31, 2018 for each year dependent on the achievement of financial targets as defined by the agreement with no cap. The Company simultaneously entered into a loan agreement with Cision Owner and recorded a payable to Cision Owner of $7.0 million in the consolidated balance sheet, which was contributed in the quarter ended June 30, 2017. The $1.8 million difference between the fair value of the Class A Units and the amount due to Cision Owner has been recorded as interest expense.

The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on fair values as of the acquisition date.

The following table summarizes the preliminary allocation of the purchase price based on currently available information by the Company to the fair value of the assets and liabilities of Bulletin Intelligence acquired on March 27, 2017. The amounts related to intangible assets shown below are preliminary and subject to adjustment as additional information is obtained about the facts and circumstances that existed at the date of acquisition. The identifiable intangible assets include the trade name, customer relationships and purchased technology and are being amortized over four to ten years on an accelerated basis. The Company expects to complete the purchase price allocation, during the three months ended September 30, 2017.

Notes to Condensed Consolidated Financial Statements (continued)

3. Business Combinations and Dispositions (continued)

(in thousands)
Cash and cash equivalents	$11,457
Accounts receivable, net	5,232
Prepaid and other current assets	216
Property, equipment and software, net	704
Trade name	1,070
Customer relationships	28,870
Purchased technology	9,510
Goodwill	19,520
Total assets acquired	76,579
Accounts payable and accrued liabilities	(3,481)
Deferred revenue	(1,271)
Total liabilities assumed	(4,752)
Net assets acquired	$71,827

Goodwill will be deductible for tax purposes. The preliminary purchase price is subject to customary post closing adjustments. The excess of the purchase price over the total net identifiable assets has been recorded as goodwill which is attributable primarily to synergies expected from the expanded technology and service capabilities from the integrated business as well as the value of the assembled workforce in accordance with generally accepted accounting principles.

Purchase of Argus

On June 22, 2017, the Company acquired all of the outstanding shares of L’Argus de la Presse (“Argus”), which is a Paris-based provider of media monitoring solutions, for €6.0 million (approximately $6.8 million) paid at closing in cash and up to €1.1 million (approximately $1.2 million) to be paid in cash over the next four years, subject to a working capital adjustment. The Company acquired Argus to deliver enhanced access to French media content, helping its global customer base understand and quantify the impact of their communications and media coverage in France.

During the three months ended June 30, 2017, the Company incurred acquisition-related transaction costs of $0.9 million, which are included in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. The acquisition was accounted for under the purchase method of accounting. The operating results are included in the accompanying condensed consolidated financial statements from June 22, 2017.

The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on fair values as of the acquisition date.

The following table summarizes the preliminary allocation of the purchase price based on currently available information by the Company to the fair value of the assets and liabilities of Argus acquired on June 22, 2017. The amounts related to intangible assets shown below are preliminary and subject to adjustment as additional information is obtained about the facts and circumstances that existed at the date of acquisition. The identifiable intangible assets include the trade name, customer relationships and purchased technology and are being amortized over four to eight years on an accelerated basis. The Company expects to complete the purchase price allocation during the three months ended September 30, 2017.

(in thousands)
Cash and cash equivalents	$897
Accounts receivable, net	12,543
Prepaid and other assets	2,346
Property, equipment and software, net	5,543
Trade name	79
Customer relationships	1,989
Purchased technology	796
Goodwill	5,092
Total assets acquired	29,285
Accounts payable, accrued liabilities, and other liabilities	(16,610)
Deferred revenue	(4,627)
Total liabilities assumed	(21,237)
Net assets acquired	$8,048

Notes to Condensed Consolidated Financial Statements (continued)

3. Business Combinations and Dispositions (continued)

Goodwill will be deductible for tax purposes. The preliminary purchase price is subject to customary post closing adjustments. The excess of the purchase price over the total net identifiable assets has been recorded as goodwill which is attributable primarily to synergies expected from the expanded technology and service capabilities from the integrated business as well as the value of the assembled workforce in accordance with generally accepted accounting principles.

Acquisition of PR Newswire

On June 16, 2016, the Company acquired all of the assets of PR Newswire (“PR Newswire”), a global leader in public relations and investor relations communications and related services from United Business Media, plc. The Company acquired PR Newswire to enhance its content distribution capabilities related to its public relations solution offerings. During the period ended June 30, 2016, the Company incurred acquisition-related transaction costs of $19.1 million, which are included in general and administrative expense in the consolidated statements of operations and comprehensive loss. The acquisition was accounted for under the purchase method of accounting. The operating results of PR Newswire are included in the accompanying condensed consolidated financial statements from June 16, 2016.

The purchase price was $842.8 million and consisted of $813.3 million in cash and the issuance of $40.0 million of Class A LP Units of Cision Owner to the seller. CPECs of $40 million with a fair value of $29.5 million were issued by the Company to Cision Owner to record the transaction in these financial statements. The CPECs were immediately accreted to the carrying value following the issuance.

Notes to Condensed Consolidated Financial Statements (continued)

3. Business Combinations and Dispositions (continued)

The PR Newswire purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The identifiable intangible assets include the value of the PR Newswire brand, customer relationships and purchased technology and are being amortized over five to seven years on an accelerated basis. The excess of the purchase price over the net tangible and identifiable intangible assets acquired was recorded as goodwill which is not deductible for tax purposes. The Company recognized a deferred tax asset in the amount of $16.7 million relating to acquired net operating losses and disallowed interest carry forwards and established a deferred tax liability of $150.4 million relating to the step up in basis of identifiable intangibles. The following table summarizes the allocation of the purchase price paid by the Company to the fair value of the assets and liabilities acquired of PR Newswire on June 16, 2016:

(in thousands)
Cash and cash equivalents	$9,071
Accounts receivable, net	42,869
Prepaid and other current assets	18,430
Property, equipment and software, net	18,917
Investment in unconsolidated affiliate	5,376
Brand	349,120
Customer relationships	48,820
Purchased technology	25,940
Goodwill	537,218
Total assets acquired	1,055,761
Accounts payable and accrued liabilities	(41,961)
Deferred revenue	(37,310)
Deferred taxes	(133,725)
Total liabilities assumed	(212,996)
Net assets acquired	$842,765

During the quarter ended June 30, 2017, the Company made certain measurement period adjustments to the initial purchase price allocation resulting in an increase to deferred revenue of $0.4 million, a decrease in accounts payable and accrued liabilities of $2.6 million, and a decrease in goodwill of $2.2 million.

The Bulletin Intelligence acquired entity contributed revenue of $7.5 million and $7.9 million for the three and six months ended June 30, 2017, respectively. The PR Newswire acquired entity contributed revenue of $77.0 million and $13.3 million for the three months ended June 30, 2017 and 2016, respectively, and $151.4 million and $13.3 million for the six months ended June 30, 2017 and 2016, respectively. Revenue contributed by Argus was immaterial. Net loss from these acquisitions is impracticable to determine due to the extent of integration activities.

Supplemental Unaudited Pro Forma Information

The unaudited pro forma information below gives effect to the acquisitions of PR Newswire and Bulletin Intelligence as if they had occurred as of January 1, 2016. The pro forma results presented below show the impact of acquisition-related costs as well as the increase in interest expense related to acquisition-related debt. Argus information has not been presented due to immateriality.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2017	2016	2017	2016
Revenue	$157,236	$168,594	$309,511	$328,839
Net loss	(19,072)	(15,329)	(42,199)	(39,903)
Net loss per share – basic and diluted	(0.63)	(0.54)	(1.44)	(1.41)

Notes to Condensed Consolidated Financial Statements (continued)

4. Goodwill and Intangibles

Changes in the carrying amounts of goodwill since December 31, 2016 consisted of the following:

(in thousands)
Balance as of December 31, 2016	$1,079,518
Disposal of Vintage	(14,662)
Acquisition of Bulletin Intelligence	19,520
Acquisition of Argus	5,092
Adjustments of PR Newswire	(2,200)
Effects of foreign currency	16,290
Balance as of June 30, 2017	$1,103,558

Definite-lived intangible assets consisted of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017
(in thousands)	Gross Carrying Amount	Foreign Currency Translation	Accumulated Amortization	Net Carrying Amount
Trade names and brand	$369,374	$(4,842)	$(52,991)	$311,541
Customer relationships	294,244	(15,540)	(142,970)	135,734
Purchased technology	130,313	(6,151)	(73,659)	50,503
Balances at June 30, 2017	$793,931	$(26,533)	$(269,620)	$497,778

	December 31, 2016
(in thousands)	Gross Carrying Amount	Foreign Currency Translation	Accumulated Amortization	Net Carrying Amount
Trade names and brand	$369,345	$(9,877)	$(30,551)	$328,917
Customer relationships	270,495	(29,898)	(110,094)	130,503
Purchased technology	120,007	(12,213)	(56,004)	51,790
Balances at December 31, 2016	$759,847	$(51,988)	$(196,649)	$511,210

Future expected amortization of intangible assets at June 30, 2017 is as follows:

(in thousands)
Remainder of 2017	$58,806
2018	97,592
2019	77,199
2020	55,608
2021	45,596
Thereafter	162,977
$497,778

Notes to Condensed Consolidated Financial Statements (continued)

5. Debt

Debt consisted of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017
(in thousands)	Short-Term	Long-Term	Total
2016 First Lien Term Loan	$11,300	$1,107,550	$1,118,850
2016 Second Lien Term Loan	—	370,000	370,000
Revolving line of credit	—	33,475	33,475
Unamortized debt discount and issuance costs	—	(95,760)	(95,760)
Total credit facilities	11,300	1,415,265	1,426,565
Capital lease obligations	58	—	58
Balances at June 30, 2017	$11,358	$1,415,265	$1,426,623

	December 31, 2016
(in thousands)	Short-Term	Long-Term	Total
2016 First Lien Term Loan	$11,000	$1,083,500	$1,094,500
2016 Second Lien Term Loan	—	370,000	370,000
Revolving line of credit	—	33,475	33,475
Unamortized debt discount and issuance costs	—	(103,098)	(103,098)
Total credit facilities	11,000	1,383,877	1,394,877
Capital lease obligations	171	—	171
Balances at December 31, 2016	$11,171	$1,383,877	$1,395,048

2016 First Lien Credit Facility

On June 16, 2016, in connection with the acquisition of PR Newswire, the Company entered into a $1,175 million credit agreement with Deutsche Bank AG, New York Branch, as administrative agent and collateral agent, and a syndicate of commercial lenders from time to time party thereto. The first lien credit agreement consists of: (i) the revolving loan facility, which permits borrowings and letters of credit up to $75.0 million (the “2016 Revolving Credit Facility”), of which up to $25.0 million may be used or issued as standby and trade letters of credit; and (ii) a $1,100 million term loan facility (the “2016 First Lien Term Loan Facility” and, together with the 2016 Revolving Credit Facility, the “2016 First Lien Credit Facility”). The Company used the proceeds from the 2016 First Lien Term Loan Facility, along with proceeds from the Second Lien Credit Facility, cash equity from the sponsor and cash from the balance sheet to consummate the acquisition of PR Newswire, refinance the existing debt and pay related fees and expenses. From time to time, the Company may incur incremental revolving facilities and incremental term loan facilities under the 2016 First Lien Credit Facility in amounts not to exceed $100.0 million (minus any amounts incurred under the Second Lien Credit Facility), plus additional amounts subject to compliance with certain leverage ratios as set forth in the 2016 First Lien Credit Facility and certain other amounts.

On March 17, 2017, the Company entered into an incremental amendment to the 2016 First Lien Credit Facility, which provided for an incremental borrowing of $30.0 million of incremental term loans, which term loans are fungible with the 2016 First Lien Term Loan Facility. The proceeds of the incremental facility were used to fund the acquisition of Bulletin Intelligence and related transactions and to pay certain fees, costs and other expenses in connection with the Bulletin Intelligence acquisition and the incremental amendment and for general corporate purposes. As of June 30, 2017, the Company had $33.5 million of outstanding borrowings and $1.3 million of outstanding letters of credit under the 2016 Revolving Credit Facility and $1,119 million outstanding under the 2016 First Lien Term Loan Facility.

Notes to Condensed Consolidated Financial Statements (continued)

5. Debt (continued)

Interest is charged on U.S. dollar borrowings under the 2016 First Lien Credit Facility, at the Company’s option, at a rate based on (1) the adjusted LIBOR (a rate equal to the London interbank offered rate adjusted for statutory reserves, but which amount cannot be less than 1%) or (2) the alternate base rate (a rate that is highest of the (i) Deutsche Bank AG, New York Branch’s prime lending rate, (ii) the overnight federal funds rate plus 50 basis points, (iii) the one month-adjusted LIBOR plus 1% or (iv) 2%), in each case, plus an applicable margin. The margin applicable to loans under the 2016 First Lien Term Loan Facility bearing interest at the alternate base rate is 5.00%; the margin applicable to loans under the 2016 First Lien Term Loan Facility bearing interest at the adjusted LIBOR is 6.00%. Revolving borrowings in Canadian dollars bear interest at the adjusted Canadian dollar banker’s acceptance rate plus an applicable margin; revolving borrowings in Euro bear interest at the Euro interbank offered rate plus an applicable margin. The margin applicable to loans under the 2016 Revolving Facility bearing interest at the alternate base rate, the adjusted LIBOR, the adjusted Canadian dollar banker’s acceptance rate and the adjusted Euro interbank offered rate bear interest at rates of 4.75%, 5.75%, 5.75% and 5.75%, respectively; provided that each such rate is reduced by 25 basis points if the senior secured first lien net leverage ratio of Canyon Companies S.à r.l. and its restricted subsidiaries under the 2016 First Lien Credit Facility is less than or equal to 3.50:1.00 at the end of the most recent fiscal quarter. As of June 30, 2017 the applicable interest rate under the 2016 First Lien Credit Facility was 7.2%. The Company makes quarterly principal payments under the 2016 First Lien Term Loan Facility of $2.8 million (which amount may be reduced by the application of voluntary and mandatory prepayments pursuant to the terms of the 2016 First Lien Credit Facility), with the remaining balance due June 16, 2023. The maturity date of 2016 Revolving Credit Facility is June 16, 2021. The Company may also be required to make certain mandatory prepayments of the 2016 First Lien Term Loan Facility out of excess cash flow and upon the receipt of proceeds of asset sales and certain insurance proceeds (in each case, subject to certain minimum dollar thresholds and rights to reinvest the proceeds as set forth in the 2016 First Lien Credit Facility).

The obligations under the 2016 First Lien Credit Facility are secured by substantially all of the assets of Canyon Companies S.à r.l. and each of its subsidiaries organized in the United States (or any state thereof), the United Kingdom, the Netherlands, Luxembourg and Ireland, subject to certain exceptions. The liens granted to the lenders under the 2016 First Lien Credit Facility are senior to the liens granted to the lenders under the Second Lien Credit Facility pursuant to the terms of an intercreditor agreement.

The 2016 First Lien Credit Facility includes a total net leverage financial maintenance covenant. Such covenant requires that, as of the last day of each fiscal quarter, the total net leverage ratio of Canyon Companies S.à r.l. and its restricted subsidiaries under the 2016 First Lien Credit Facility cannot exceed the applicable ratio set forth in the 2016 First Lien Credit Facility for such quarter (subject to certain rights to cure any failure to meet such ratio as set forth in the 2016 First Lien Credit Facility). The 2016 First Lien Credit Facility is also subject to certain customary affirmative covenants and negative covenants. Under the 2016 First Lien Credit Facility, the Company’s subsidiaries are prohibited from making cash dividends, subject to certain exceptions, including that the subsidiaries are permitted to declare and pay cash dividends (x) in an amount that does not exceed the sum of (i) $50.0 million, plus (ii) the sum of the amount (which amount shall not be less than zero) equal to 50% of consolidated net income of the subsidiaries from January 1, 2016 to the end of the most recent quarter subject to certain conditions, plus (iii) certain other amounts set forth in the definition of “Available Amount” in the 2016 First Lien Credit Facility or (y) so long as the total net leverage ratio under the 2016 First Lien Credit Facility does not exceed 3.75 to 1.00. As of June 30, 2017, the Company was in compliance with these covenants.

The 2016 First Lien Credit Facility provides that an event of default will occur upon specified change of control events. “Change in Control” is defined to include, among other things, the failure by GTCR, its affiliates and certain other “Permitted Holders” to beneficially own, directly or indirectly through one or more holding company parents of Cision, a majority of the voting equity of the borrower thereunder. See “Risk Factors — Cision’s 2016 First Lien and Second Lien Credit Agreements Contain Change of Control Provisions that Will Require Cision to Amend or Refinance this Indebtedness” in the Company’s Registration Statement on Form S-4 filed on June 14, 2017.

The Company incurred approximately $81.9 million in financing costs with the lenders in connection with the entry into the 2016 First Lien Credit Facility, which were offset against the debt. All financing costs are being amortized using the effective interest method.

Second Lien Credit Facility

On June 16, 2016, in connection with the acquisition of PR Newswire, the Company entered into a second lien credit agreement with Deutsche Bank AG, New York Branch, as administrative agent and collateral agent, and a syndicate of commercial lenders from time to time party thereto. The second lien credit agreement consists of a $370.0 million credit facility (“Second Lien Credit Facility”). The Company used the proceeds from the Second Lien Credit Facility, along with proceeds from the 2016 First Lien Credit Facility, cash equity from the sponsor and cash from the balance sheet to consummate the acquisition of PR Newswire, refinance the existing debt and pay related fees and expenses.

As of June 30, 2017, the Company had $370.0 million outstanding under the Second Lien Credit Facility. In connection with the consummation of the merger with Capitol, the Company repaid $294.0 million of its indebtedness under the Second Lien Credit Facility, plus a 1% penalty and accrued interest (see Note 11. “Subsequent Events”).

Notes to Condensed Consolidated Financial Statements (continued)

5. Debt (continued)

Interest is charged on borrowings under the Second Lien Credit Facility, at the Company’s option, at a rate based on (1) the adjusted LIBOR (a rate equal to the London interbank offered rate adjusted for statutory reserves, but which amount cannot be less than 1%) or (2) the alternate base rate (a rate that is highest of the (i) Deutsche Bank AG, New York Branch’s prime lending rate, (ii) the overnight federal funds rate plus 50 basis points, (iii) the one month adjusted LIBOR plus 1% or (iv) 2%), in each case, plus an applicable margin. The margin applicable to loans under the Second Lien Credit Facility bearing interest at the alternate base rate is 8.50%; the margin applicable to loans under the Second Lien Credit Facility bearing interest at the adjusted LIBOR is 9.50%. All principal amounts due under the Second Lien Credit Facility are due June 16, 2021. As of June 30, 2017, the applicable interest rate under the Second Lien Credit Facility was 10.7%. There are no quarterly or annual amortization payments required under the Second Lien Credit Facility.

The obligations under the Second Lien Credit Facility are secured by substantially all of the assets of Canyon Companies S.à r.l. and each of its subsidiaries organized in the United States (or any state thereof), the United Kingdom, the Netherlands, Luxembourg and Ireland, subject to certain exceptions. The liens granted to the lenders under the Second Lien Credit Facility are junior to the liens granted to the lenders under the 2016 First Lien Credit Facility pursuant to the terms of an intercreditor agreement. The Second Lien Credit Facility includes a total net leverage financial maintenance covenant. Such covenant requires that, as of the last day of each fiscal quarter, the total net leverage ratio of Canyon Companies S.à r.l. and its restricted subsidiaries under the Second Lien Credit Facility cannot exceed the applicable ratio set forth in the Second Lien Credit Facility for such quarter (subject to certain rights to cure any failure to meet such ratio as set forth in the Second Lien Credit Facility). The Second Lien Credit Facility is also subject to certain customary affirmative covenants and negative covenants. Under the Second Lien Credit Facility, the Company’s subsidiaries are prohibited from making cash dividends, subject to certain exceptions, including that the subsidiaries are permitted to declare and pay cash dividends (x) in an amount that does not exceed the sum of (i) $57.5 million, plus (ii) the sum of the amount (which amount shall not be less than zero) equal to 50% of consolidated net income of the subsidiaries from January 1, 2016 to the end of the most recent quarter subject to certain conditions, plus (iii) certain other amounts set forth in the definition of “Available Amount” in the Second Lien Credit Facility or (y) so long as the total net leverage ratio under the Second Lien Credit Facility does not exceed 3.75 to 1.00. As of June 30, 2017, the Company was in compliance with these covenants. The Second Lien Credit Facility provides that an event of default will occur upon specified change of control events, with Change in Control defined in a manner consistent with the definition in the 2016 First Lien Credit Facility described above.

The Company incurred approximately $24.0 million in financing costs with the lenders in connection with the entry into the Second Lien Credit Facility, which were offset against the debt. All financing costs are being amortized over the term of the second lien credit agreement.

The fair value of the Company’s First Lien Term Loan at June 30, 2017 and December 31, 2016 was $1,124 million and $1,082 million, respectively, and the fair value of the Company’s Second Lien Term Loan at June 30, 2017 and December 31, 2016 was $370.5 million and $364.9 million, respectively. The fair value of the Company’s First and Second Lien debt was considered Level 2 in the fair value hierarchy.

Notes to Condensed Consolidated Financial Statements (continued)

5. Debt (continued)

Future Minimum Principal Payments

Future minimum principal payments of debt as of June 30, 2017 are as follows:

(in thousands)
Remainder of 2017	$5,708
2018	11,300
2019	11,300
2020	11,300
2021	11,300
Thereafter	1,471,475
$1,522,383

6. Stockholders’ Equity and Equity-Based Compensation

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2017 and December 31, 2016, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 480,000,000 shares of common stock with a par value of $0.0001 per share.

Prior to the Merger, Cision Owner issued equity units to employees for compensation purposes pursuant to the terms of its limited partnership agreement. Stock-based compensation was recorded based on the grant date fair values of these awards and will continue to be recorded until full vesting of these units has occurred. As a result of the consummation of the Merger, these outstanding units, held by Cision Owner were converted into common stock of Cision. Any forfeitures of unvested units will be redistributed to existing unit holders and not returned to the Company. Equity awards to employees subsequent to the Merger will be made pursuant to the Company’s 2017 Omnibus Incentive Plan described below.

The Company has not made any grants since the Merger. Equity-based compensation expense by department related to the units granted prior to the Merger for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Cost of revenue	$71	$64	$141	$128
Selling and marketing	44	50	110	101
R&D	70	144	179	297
G&A	748	1,045	1,496	2,090
Total equity-based compensation expense	$933	$1,303	$1,926	$2,616

The 2017 Omnibus Incentive Plan

In connection with the Transactions, the Company adopted the 2017 Omnibus Incentive Plan (the “2017 Plan”) in June 2017. The 2017 Plan provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting or advisory services for the Company, are eligible for grants under the 2017 Plan.

The 2017 Plan reserves up to 6,100,000 ordinary shares of the Company for issuance in accordance with the plan’s terms, subject to certain adjustments. The purpose of the plan is to provide the Company’s officers, directors, employees and consultants who, by their position, ability and diligence are able to make important contributions to the Company’s growth and profitability, with an incentive to assist the Company in achieving its long-term corporate objectives, to attract and retain executive officers and other employees of outstanding competence and to provide such persons with an opportunity to acquire an equity interest in the Company. The Company did not grant any awards under the 2017 Plan during the three months ended June 30, 2017.

Notes to Condensed Consolidated Financial Statements (continued)

7. Net Loss Per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period as retroactively adjusted for the Merger (Note 2). For the three and six months ended June 30, 2017 and 2016, the Company has excluded the potential effect of warrants to purchase shares of common stock and additional earn out shares, as described in Note 1, in the calculation of diluted loss per share, as the effect would be antidilutive due to losses incurred. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented below.

	Three months ended June 30,
(in thousands, except share and per share data)	2017	2016
Numerator:
Net loss	$(19,148)	$(20,966)
Denominator:
Weighted-average shares outstanding – basic and diluted	30,394,760	28,369,644

Net loss per share – basic and diluted	$(0.63)	$(0.74)

	Six months ended June 30,
(in thousands, except share and per share data)	2017	2016
Numerator:
Net loss	$(42,141)	$(35,112)
Denominator:
Weighted-average shares outstanding – basic and diluted	29,387,796	28,369,644

Net loss per share – basic and diluted	$(1.43)	$(1.24)

8. Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate adjusted to reflect the tax impact of items discrete to the fiscal period. The effective tax rate for the six months ended June 30, 2017 was approximately 25.3%. The Company expects an annual effective tax rate in 2017 of approximately 27.6%. That rate includes the impact of a decrease in the valuation allowance expected to be necessary at the end of the year for deductible temporary differences originating during the year.

The effective tax rate for the six months ended June 30, 2016 was 48.4%, and was significantly impacted by the reversal of the valuation allowance on U.S. deferred tax assets that was necessary upon the acquisition of PR Newswire. The six months ended June 30, 2016 effective tax rate was also impacted by U.S. deferred tax expense related to indefinite lived intangible assets which effectively offset tax benefit from other taxing jurisdictions.

The Company’s estimates related to liabilities for uncertain tax positions require it to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If it determines it is more likely than not that a tax position will be sustained based on its technical merits, the Company records the impact of the position in its consolidated financial statements at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. The estimates are updated at each reporting date based on the facts, circumstances and information available. As of June 30, 2017, the Company believes the reasonably possible total amount of unrecognized tax benefits that could increase or decrease in the next 12 months as a result of various statute expirations, audit closures, and/or tax settlements would not be material to the consolidated financial statements.

9. Commitments and Contingencies

The Company has various non-cancelable operating leases, primarily related to office real estate, that expire through 2035 and generally contain renewal options for up to five years. Lease incentives, payment escalations and rent holidays specified in the lease agreements are accrued or deferred as appropriate as a component of rent expense which is recognized on a straight-line basis over the terms of occupancy. As of June 30, 2017 and December 31, 2016, deferred rent of $8.7 million and $9.4 million, respectively, is included in other liabilities.

The Company also leases computer and office equipment under non-cancelable capital leases and other financing arrangements that expire through 2017.

Notes to Condensed Consolidated Financial Statements (continued)

9. Commitments and Contingencies (continued)

Rent expense was $3.4 million and $2.3 million for the three months ended June 30, 2017 and 2016, respectively, and $6.5 million and $4.3 million for the six months ended June 30, 2017 and 2016, respectively.

Purchase Commitments

The Company entered into agreements with various vendors in the ordinary course of business.

Litigation and Claims

The Company from time to time is subject to lawsuits, investigations and claims arising out of the ordinary course of business, including those related to commercial transactions, contracts, government regulation and employment matters. In the opinion of management based on all known facts, all such matters are either without merit or are of such kind, or involve such amounts that would not have a material effect on the financial position or results of operations of the Company if disposed of unfavorably.

10. Geographic Information

The following table lists revenue for the three and six months ended June 30, 2017 and 2016, net by geographic region:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Revenue:
Americas – U.S.	$106,182	$59,957	$206,042	$111,478
Rest of Americas	13,550	4,028	25,477	6,226
EMEA	31,335	26,044	60,123	50,029
APAC	6,064	797	11,307	797
	$157,131	$90,826	$302,949	$168,530

The following table lists long-lived assets as of June 30, 2017 and December 31, 2016, net by geographic region:

(in thousands)	June 30, 2017	December 31, 2016
Long-lived assets, net
Americas – U.S.	$1,184,110	$1,188,000
Rest of Americas	115,285	115,223
EMEA	336,474	313,373
APAC	30,268	30,880
	$1,666,137	$1,647,476

11. Subsequent Events

Management of the Company evaluates events that have occurred after the balance sheet date of June 30, 2017 through the date which these financial statements were issued.

In connection with the consummation of the merger with Capitol, the Company repaid $294.0 million of its indebtedness under the Second Lien Credit Facility, plus a 1% penalty and accrued interest in July 2017.

On August 4, 2017, the Company entered into a refinancing amendment and incremental facility amendment (the “2017 Amendment”) to the 2016 First Lien Credit Agreement, with Deutsche Bank AG, New York Branch, as administrative agent and collateral agent, and a syndicate of commercial lenders from time to time party thereto. The 2017 Amendment provided for a tranche of refinancing term loans which refinanced the term loans under the 2016 First Lien Credit Agreement in full and provided for additional term loans of $131.2 million. Upon effectiveness of the 2017 Amendment, the 2016 First Lien Credit Agreement consists of: (i) a revolving loan facility, which permits borrowings and letters of credit of up to $75.0 million (the “2017 Revolving Credit Facility”), of which up to $25.0 million may be used or issued as standby and trade letters of credit; (ii) a $960.0 million Dollar-denominated term loan facility (the “2017 First Lien Dollar Term Loan Facility” and (iii) a €250.0 million Euro-denominated term loan facility (the “2017 First Lien Euro Term Loan Facility” and, together with the 2017 First Lien Dollar Term Loan Facility, the “2017 First Lien Term Loan Facility” and collectively with the 2017 Revolving Credit Facility, the “2017 First Lien Credit Facility”). The Company used the proceeds from the 2017 First Lien Term Loan Facility, to repay all amounts then outstanding under the 2016 First Lien Credit Facility, all amounts outstanding under the Second Lien Credit Facility, pay all related fees and expenses, and retained remaining cash for general corporate purposes.

Notes to Condensed Consolidated Financial Statements (continued)

11. Subsequent Events (continued)

Interest is charged on U.S. dollar borrowings under the 2017 First Lien Credit Facility, at the Company’s option, at a rate based on (1) the adjusted LIBOR (a rate equal to the London interbank offered rate adjusted for statutory reserves) or (2) the alternate base rate (a rate that is highest of the (i) Deutsche Bank AG, New York Branch’s prime lending rate, (ii) the overnight federal funds rate plus 50 basis points or (iii) the one month-adjusted LIBOR plus 1%), in each case, plus an applicable margin. The margin applicable to loans under the 2017 First Lien Dollar Term Loan Facility bearing interest at the alternate base rate is 3.25%; the margin applicable to loans under the 2017 First Lien Dollar Term Loan Facility bearing interest at the adjusted LIBOR is 4.25%, provided that each such rate is reduced by 25 basis points if the first lien net leverage ratio of Canyon Companies S.à r.l. and its restricted subsidiaries under the 2017 First Lien Credit Facility is less than or equal to 4.00:1.00 at the end of the most recent fiscal quarter. Interest is charged on Euro borrowings under the 2017 First Lien Credit Facility at a rate based on the adjusted EURIBOR (a rate equal to the Euro interbank offered rate adjusted for statutory reserves), plus an applicable margin. The margin applicable to loans under the 2017 First Lien Euro Term Loan Facility bearing interest at the adjusted LIBOR is 4.25%, provided that each such rate is reduced by 25 basis points if the first lien net leverage ratio of Canyon Companies S.à r.l. and its restricted subsidiaries under the 2017 First Lien Credit Facility is less than or equal to 4.00:1.00 at the end of the most recent fiscal quarter. The margin applicable to loans under the 2017 Revolving Credit Facility bearing interest at the alternate base rate, the adjusted LIBOR, and the adjusted Euro interbank offered rate bear interest at rates of 3.00%, 4.00%, and 4.00% respectively; provided that each such rate is reduced by 25 basis points if the first lien net leverage ratio of Canyon Companies S.à r.l. and its restricted subsidiaries under the 2016 First Lien Credit Facility is less than or equal to 4.00:1.00 at the end of the most recent fiscal quarter. The maturity dates of the 2017 Revolving Credit Facility and the 2017 First Lien Term Loan Facility are June 16, 2022 and June 16, 2023, respectively.

CISION LTD. AND ITS SUBSIDIARIES

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results, which are intended to be covered by the safe harbor provision for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. Words such as “achieve,” “anticipate,” “assumes,” “believes,” “continue,” “could,” “estimate,” “expects,” “forecast,” “hope,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “would,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Although such statements are based on currently available financial and economic data as well as management’s estimates and expectations, forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause our actual results to differ materially from what may be inferred from the forward-looking statements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors potentially contributing to such differences include, among others:

Cision Ltd. and its subsidiaries (“we”, the “Company” or “Cision”) believes it is important to communicate our expectations to our securityholders. However, there may be events in the future that Cision’s management is not able to predict accurately or over which Cision has no control. The risk factors and cautionary language discussed in this report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in such forward-looking statements, including among other things:

•	the ability to maintain the listing of Cision’s securities on a national securities exchange;

•	changes adversely affecting the business in which Cision is engaged;

•	Cision’s ability to execute on its plans to develop and market new products and the timing of these development programs;

•	Cision’s estimates of the size of the markets for its solutions;

•	the rate and degree of market acceptance of Cision’s solutions;

•	the success of other competing technologies that may become available;

•	Cision’s ability to identify and integrate acquisitions;

•	the performance and security of Cision’s services;

•	potential litigation involving Cision;

•	general economic conditions; and

•	the result of future financing efforts.

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. In addition, all forward-looking statements speak only as of the date of this report. We undertake no obligations to update or publicly revise any forward-looking statements, whether as a result of new information, future events or otherwise other than as required under the federal securities laws. Undue reliance should not be placed on these forward-looking statements.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item should be read with our condensed consolidated financial statements and related notes included in Part I, Item 1 - “Financial Statements.” This item also contains forward-looking statements, which are subject to risks and uncertainties. Actual results may differ materially from those forward-looking statements. Refer to “Forward-Looking Statements” for additional information.

Overview

We are a leading global provider of PR software, media distribution, media intelligence and related professional services according to Burton-Taylor International Consulting LLC, as measured by total revenue. Public relations and communications professionals use our products and services to help manage, execute, and measure their strategic public relations and communications programs. Similar to Bloomberg for finance professionals, LinkedIn for HR professionals, and Salesforce for sales professionals, we are an industry standard SaaS solution for PR and marketing professionals, and are deeply embedded in industry workflow. We deliver a sophisticated, easy-to-use platform for communicators to reach relevant media influencers and craft compelling campaigns that impact customer behavior. With rich monitoring and analytics, Cision® Communications Cloud® (“C3”), a cloud-based platform that integrates each of our point solutions into a single unified interface, arms brands with the insights they need to link their earned media to strategic business objectives, while aligning it with owned and paid channels. This platform enables companies and brands to build consistent, meaningful and enduring relationships with influencers and buyers in order to amplify their marketplace influence. We have more than 75,000 customers and an expansive global reach, spanning most major international markets around the globe including those outside of the United States such as Canada, China, India, EMEA, and Latin America, which, in aggregate, accounted for 32% of our 2016 revenue.

The Merger and Formation of Cision Ltd. On June 29, 2017, at an Annual Meeting of stockholders, the parties to the Agreement and Plan of Merger, dated as of March 19, 2017 and amended as of April 7, 2017, by and among Capitol Acquisition Corp. III (“Capitol”), Capitol Acquisition Holding Company Ltd., renamed Cision Ltd. on June 29, 2017 (“Holdings”), Capitol Acquisition Merger Sub, Inc. (“Merger Sub”), Canyon Holdings (Cayman), L.P. (“Cision Owner”) and Cision Luxco (“Canyon Holdings S.à r.l.”) (the “Merger Agreement”), consummated (a) the contribution by Cision Owner of all of its share capital and convertible preferred equity certificates in Cision Luxco in exchange for shares and warrants of Holdings and (b) the merger of Merger Sub with and into Capitol with Capitol being the surviving entity in the merger (together, the “Transactions”). At the Annual Meeting of stockholders on June 29, 2017, holders of 490,078 shares of Capitol common stock exercised their rights to convert those shares to cash at a conversion price of approximately $10.04 per share, or an aggregate of approximately $4.9 million. The per share conversion price of approximately $10.04 for holders of public shares electing conversion was paid out of Capitol’s trust account, which had a balance immediately prior to the Closing of approximately $326.3 million. Of the remaining funds in the trust account: (i) approximately $16.2 million was used to pay Capitol’s transaction expenses and (ii) the balance of approximately $305.2 million was released to Cision to be used for working capital and general corporate purposes, including to pay down $294.0 million of the Second Lien Credit Facility, plus a 1% fee and interest. Immediately after giving effect to the Transactions (including as a result of the conversions described above and certain forfeitures of Capitol common stock and warrants immediately prior to the closing), there were 120,512,402 ordinary shares and warrants to purchase 24,375,596 ordinary shares of Cision issued and outstanding. Upon the closing, Capitol’s common stock, warrants and units ceased trading, and Cision’s ordinary shares and warrants began trading on the NYSE and NYSE MKT, respectively, under the symbol “CISN” and “CISN WS” respectively.

Acquisitions and Divestitures

Since the formation of the Company in April 2014, we have acquired seven businesses and we have divested of three businesses, as set forth below.

Acquisition of Vocus.  On May 30, 2014, we acquired all of the outstanding shares of Vocus, Inc. (“Vocus”), a provider of cloud-based software, services and tools for the marketing and public relations industry for approximately $454.7 million in cash.

Acquisition of Visible.  On September 12, 2014, we acquired substantially all of the assets of Visible, Inc. (“Visible”), a provider of advanced social intelligence and engagement tools for social media monitoring, data analytics and insights, and customer engagement through a cloud-based software platform for $7.1 million in cash.

Acquisition of Gorkana.  On October 21, 2014, we acquired substantially all of the assets of Discovery Group Holdings Ltd. (“Gorkana”), a provider of media intelligence and information, offering PR and marketing professionals access to customized solutions through a cloud-based software platform in the United Kingdom for $268.9 million in cash.

Acquisition of Viralheat.  On March 20, 2015, we acquired substantially all of the assets of Viralheat, Inc. (“Viralheat”), a social media engagement platform for $4.5 million in cash.

Divestiture of Cision UK and Vocus UK.  On June 24, 2015, we divested certain assets of our Cision UK and Vocus UK businesses for approximately $2.1 million in cash.

Acquisition of PR Newswire.  On June 16, 2016, we acquired substantially all of the assets of PRN Group (“PR Newswire”), a provider of premium wire distribution services for $813.3 million in cash and the issuance of Class A LP Units of Cision Owner with a value of $40.0 million.

Divestiture of Agility.  On July 7, 2016, we divested certain assets related to our Agility business for approximately $4.3 million in cash. The Agility business was acquired in conjunction with our acquisition of PR Newswire.

Divestiture of Vintage. On March 10, 2017, we sold substantially all of the assets of our Vintage Corporate Filings business for approximately $26.6 million and received approximately $23.7 million in cash after escrow and expenses.

Acquisition of Bulletin Intelligence.  On March 27, 2017, we acquired all of the outstanding membership interests of Bulletin Intelligence, LLC, Bulletin News Network, LLC and Bulletin News Investment, LLC (“Bulletin Intelligence”), which has written the daily White House News Summary for the Executive Office of the President since 2001, and which also provides custom, expert-curated executive briefings to the CEOs and C-suites of many of the U.S.’ largest businesses, for $60.5 million in cash, issuance of 70,000 Class A LP units of Cision Owner, with a value of $5.2 million, and contingent consideration valued at $6.1 million.

Acquisition of Argus. On June 22, 2017, we acquired all of the outstanding shares of L’Argus de la Presse (“Argus”), a Paris-based provider of media monitoring solutions, for $6.8 million paid at closing in cash and up to $1.2 million to be paid in cash over the next four years.

The results of operations of these acquired businesses and divestitures have been included in our financial statements since the applicable acquisition date or through the divestiture date. For more information regarding these transactions, see Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this report.

Recent Developments

On July 7, 2017, we repaid $294.0 million of our Second Lien Credit Facility, plus a 1% fee and interest. On August 4, 2017, we entered into a $1,325 million credit agreement with Deutsche Bank AG, New York Branch, as administrative agent and collateral agent, and a syndicate of commercial lenders from time to time a party thereto. For more information about these recent developments, see Note 11 “Subsequent Events.”

Sources of Revenues

We derive our revenue from subscription arrangements and related professional services in connection with our cloud-based software and services offerings. We also derive revenues from news distribution services on both a subscription basis and separately from non-subscription arrangements. We recognize revenue when there is persuasive evidence of an arrangement, the service has been provided to the customer, the collection of the fee is probable and the amount of the fee to be paid by the customer is fixed or determinable.

Our separate units of accounting consist of subscription services, transactional services and professional services. The subscription services include access to our cloud-based software, hosting services, content and content updates and customer support. Our subscription agreements are typically one to three years in length and are non-cancelable, though customers have the right to terminate their agreements for cause if we materially breach our obligations under the agreement. Subscription agreements do not provide customers the right to take possession of the software at any time. We do not charge customers an up-front fee for use of the technology. Implementation activities are insignificant and not subject to a separate fee. In certain cases, we charge annual membership fees which are recognized over the one year membership period.

We also distribute individual news releases to thousands of distribution points on the Internet, which are then indexed by major search engines and also directly to journalists and other key constituents. Dependent on the nature of the contract with the customer, we recognize revenue on subscription basis over the term of the subscription, or on a per-transaction basis when the press releases are made available to the public.

Professional services include broadcast and webcast production. For these services, revenue is recognized when the specific performance is completed and customer acceptance is received.

When sold together, revenue from our different service offerings are accounted for separately as those services have value on a standalone basis and do not involve a significant degree of risk or unique acceptance criteria. We allocate revenue to each element in a multiple element arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specified objective evidence (“VSOE”), if available, third-party evidence (“TPE”), if VSOE is not available, or estimated selling price, if neither VSOE nor TPE is available. As we have been unable to establish VSOE or TPE for the elements of its arrangements due to factors such as a high number of varied service offerings sold on a subscription basis to differing customer concentrations as well as varied discounting practices and unobservable competitive data for similar services, we estimate selling prices by analyzing multiple factors such as historical pricing trends, customer renewal activity, and discounting practices. The volume of multiple element arrangements we sold in which any element of the arrangement has a revenue attribution pattern different to the other elements was not significant for all periods presented.

Sales and other taxes collected from customers to be remitted to government authorities are excluded from revenues.

Cost of Revenue and Operating Expenses

Cost of Revenue.  Cost of revenue consists primarily of compensation for training, editorial and support personnel, hosting and network infrastructure costs, royalty and license fees for content, press release distribution costs, third-party contractor fees, equipment and software maintenance costs, amortization of our proprietary database and purchased technology, amortization of capitalized software development costs and depreciation associated with computer equipment and software.

Sales and Marketing Expenses.  Our sales and marketing expenses consist primarily of compensation for our sales and marketing personnel, related travel costs, sales commissions and incentives, marketing programs, promotional events, webinars and other brand building expenses.

Research and Development.  Our research and development expenses consist primarily of compensation for our software application development personnel and fees to third-party software development firms. Capitalized software development costs are amortized using the straight-line method over the useful life of the software, which is generally two years. All other research and developmental costs are expensed as incurred.

General and Administrative Expenses.  Our general and administrative expenses consist primarily of compensation and related expenses for general corporate functions such as executive, legal, finance, human resources and administrative personnel, as well as costs for external legal, accounting and other professional services, acquisition and other related expenses, restructuring costs, third-party payment processing and credit card fees, facilities rent and other corporate expenses.

Depreciation and Amortization.  Depreciation includes depreciation of property, equipment and software. Assets acquired under capital leases and leasehold improvements are amortized. Amortization of assets acquired under capital leases is included in depreciation and amortization expense. When assets are retired or otherwise disposed of, the asset and related accumulated depreciation are eliminated from the accounts and resulting gain or loss is recorded in the results of operations. Amortization of intangible assets consist primarily of the amortization of intangibles related to trade name, brand, and customer relationships acquired through our acquisitions of Vocus, Visible, Gorkana, Viralheat, PR Newswire, Bulletin Intelligence and Argus.

Factors Impacting our Results

Acquisitions and Dispositions

In connection with any acquisition, we are required to recognize any assets acquired and liabilities assumed measured at fair value as of that date. With respect to determining fair value, the excess of the purchase price over these allocations will be assigned to goodwill, which is not amortized for accounting purposes but is subject to testing for impairment, at least annually, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The allocation of the purchase price of any assets acquired in an acquisition will result in increases in amortization expense relating to acquired intangible assets, because we will record the fair value of the acquired intangible assets. We amortize the intangible assets over their estimated useful lives.

Impact of Foreign Exchange Rates

We report in U.S. dollars, and the functional currency of our foreign operating subsidiaries is the local currency, including the British Pound, the Euro, the Swedish Krona and the Canadian Dollar. Many of these currencies have weakened significantly against the U.S. dollar since the end of 2014. Approximately 32% of our revenues are generated in non-U.S. dollar-denominated currencies. The financial statements of these subsidiaries are translated into U.S. dollars using exchange rates in effect at each balance sheet date for assets and liabilities and average exchange rates during the period for revenues and expenses. To the extent we experience significant currency fluctuations, our results of operations may be impacted.

Retention of, and Expansion within, our Existing Customer Base

Growth of our customer base is important to our continued revenue growth. With our recent acquisition history, we have the opportunity to expand our customer base and to use our new platforms for cross-selling opportunities. Our ability to execute on cross-selling strategies and successfully integrate our acquisitions will have an impact on our results.

Price Competition could Affect our Business

We face intense price competition in all areas of our business. We have in the past lowered prices, and may need to do so in the future to attempt to gain or maintain market share. Additionally, we have also been, and may once again be, required to adjust pricing to respond to actions by competitors, which could adversely impact operating results.

Investment Shift by PR Professionals from “Paid” to “Earned” Media

As the needs of PR and communications professionals have evolved, we are increasingly distributing non-press release content over our network, including multimedia, infographics, white papers and other forms of brand-created content. Companies are progressively more focused on earned media, and we are well-positioned to take advantage of this structural shift in the market. Our results will be affected as the mix of content distributed over our network evolves and PR and communications professionals focus additional spend on earned media.

Increasing Budgets for PR Departments

The switch to social channels as a company’s preferred method to interface with clients and customers has fueled the demand for PR and communications skills and solutions worldwide. PR budgets are increasing as businesses lower paid marketing budgets and leverage the shift towards earned media by actively monitoring and engaging in conversations about their products and services online. To the extent this trend continues, our results of operations will be impacted by this evolution in spending practice.

Market Adoption of Cloud-Based Knowledge Software

We are focused on expanding market awareness of our cloud-based PR solutions. Although we have seen companies adopt our solutions, we expect further growth to coincide with the rapid increase of online content and influencers and new digital media channels. In response to this trend, we have transitioned from traditional print monitoring services to cloud-based solutions capable of managing the entire lifecycle of a PR campaign. To the extent this trend continues, we expect our revenues to experience growth.

Key Performance Measures

The measures of revenue and Adjusted EBITDA are the measures currently utilized by management to assess performance, and we disclose these measures to investors to assist them in providing a meaningful understanding of our performance. We are in the process of an operational, technological and financial integration effort for all recently combined businesses, particularly with respect to the acquisition of PR Newswire which was acquired in June 2016. One of our current objectives is to identify the most relevant key performance indicators to stakeholders for the fully integrated business. The determination as to when we will be able to identify these performance measures will be dependent on our ability to migrate customers from legacy platforms onto the C3 platform. When such integration and implementation is complete and such measures are available and utilized by management, these measures will be included in future disclosures to investors.

Results of Operations

This section includes a summary of our historical results of operations, followed by detailed comparisons of our results for (i) the three months ended June 30, 2017 and 2016 and (ii) six months ended June 30, 2017 and 2016. We have derived this data from our unaudited consolidated financial statements included elsewhere in this report.

The following table shows certain income statement data in thousands of dollars and percentages for the periods indicated:

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016		Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
Revenue	$157,131	100.0%	$90,826	100.0%	$302,949	100.0%	$168,530	100.0%
Cost of revenue	49,218	31.3%	32,120	35.4%	94,284	31.1%	60,657	36.0%
Gross profit	107,913	68.7%	58,706	64.6%	208,665	68.9%	107,873	64.0%
Operating costs and expenses
Sales and marketing	28,010	17.8%	18,702	20.6%	55,300	18.3%	35,238	20.9%
Research and development	5,566	3.5%	3,762	4.1%	11,018	3.6%	7,298	4.3%
General and administrative	41,460	26.4%	35,977	39.6%	81,692	27.0%	54,321	32.2%
Amortization of intangible assets	22,466	14.3%	14,046	15.5%	43,477	14.4%	25,601	15.2%
Total operating costs and expenses	97,502	62.1%	72,487	79.8%	191,487	63.2%	122,458	72.7%
Operating income (loss)	10,411	6.6%	(13,781)	(15.2)%	17,178	5.7%	(14,585)	(8.7)%
Non operating income (losses)
Foreign exchange gains (losses)	(686)	(0.4)%	3,552	3.9%	(2,634)	(0.9)%	5,649	3.4%
Interest and other income, net	224	0.1%	235	0.3%	2,273	0.8%	268	0.2%
Interest expense	(36,328)	(23.1)%	(20,438)	(22.5)%	(73,243)	(24.2)%	(35,820)	(21.3)%
Loss on extinguishment of debt	—	—	(23,591)	(26.0)%	—	—	(23,591)	(14.0)%
Total non operating loss	(36,790)	(23.4)%	(40,242)	(44.3)%	(73,604)	(24.3)%	(53,494)	(31.7)%
Loss before income taxes	(26,379)	(16.8)%	(54,023)	(59.5)%	(56,426)	(18.6)%	(68,079)	(40.4)%
Benefit from income taxes	(7,231)	(4.6)%	(33,057)	(36.4)%	(14,285)	(4.7)%	(32,967)	(19.6)%
Net loss	$(19,148)	(12.2)%	$(20,966)	(23.1)%	$(42,141)	(13.9)%	$(35,112)	(20.8)%

Net Income to Adjusted EBITDA Reconciliation

We define Adjusted EBITDA as net income (loss), determined in accordance with GAAP, for the period presented, before depreciation and amortization, interest expense and loss on extinguishment of debt, and income taxes, further adjusted to exclude the following items: (a) acquisition related costs and expenses; including severance costs; (b) stock-based compensation expense; (c) deferred revenue reduction from purchase accounting; (d) gains or losses related to divested businesses or assets groups; (e) sponsor fees and expenses; and (f) unrealized (gain) or loss on foreign currency translation.

We believe Adjusted EBITDA, when considered along with other performance measures, is a useful measure as it reflects certain drivers of the business, such as sales growth and operating costs. We believe Adjusted EBITDA can be useful in providing an understanding of the underlying operating results and trends and an enhanced overall understanding of our financial performance and prospects for the future. While Adjusted EBITDA is not a recognized measure under GAAP, management uses this financial measure to evaluate and forecast business performance. Adjusted EBITDA is not intended to be a measure of liquidity or cash flows from operations or a measure comparable to net income as it does not take into account certain requirements, such as capital expenditures and related depreciation, principal and interest payments, and tax payments. Adjusted EBITDA is not a presentation made in accordance with GAAP, and our use of the term Adjusted EBITDA may vary from the use of similarly-titled measures by others in our industry due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation.

The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. You should read this discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and the related notes thereto also included within.

The following table outlines the reconciliation from net income (loss) to Adjusted EBITDA for the periods indicated:

(in thousands)	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net income (loss)	$(19,148)	$(20,966)	$(42,141)	$(35,112)
Depreciation and amortization	34,698	25,018	67,290	47,041
Interest expense and loss on extinguishment of debt	36,328	44,029	73,243	59,411
Income tax	(7,231)	(33,057)	(14,285)	(32,967)
Acquisition related costs and expenses	12,048	17,927	20,287	22,691
Stock-based compensation	933	1,303	1,926	2,616
Deferred revenue reduction from purchase accounting	105	—	105	—
Gain on sale of business	—	—	(1,785)	—
Sponsor fees and expenses	144	198	284	326
Unrealized translation loss (gain)	619	(3,484)	2,394	(5,634)
Adjusted EBITDA	$58,496	$30,968	$107,318	$58,372

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Revenue

Revenue increased $66.3 million, or 73.0%, from $90.8 million for the quarter ended June 30, 2016 to $157.1 million for the quarter ended June 30, 2017. This increase was primarily driven by our acquisitions of PR Newswire and Bulletin Intelligence, new customer wins and increased revenues from existing customers, offset by net customer losses, resulting in part from our increased focus on bundled solutions, lowered prices on certain renewed contracts resulting from price competition, and a decline in the U.S. dollar versus foreign currencies, principally the British Pound and the Euro. Revenue from PR Newswire and Bulletin Intelligence for the quarter ended June 30, 2017 was $85.5 million. Revenue from PR Newswire for the quarter ended June 30, 2016 was $13.3 million. Revenue, excluding PR Newswire and Bulletin Intelligence, declined from $77.5 million in the three months ended June 30, 2016 to $71.7 million for the three months ended June 30, 2017, primarily driven by net customer losses, resulting in part from our increased focus on bundled solutions, lowered prices on certain renewed contracts resulting from price competition, and a decline in the U.S. dollar versus foreign currencies, principally the British Pound and the Euro, offset by new customer wins and increased revenues from existing customers. The decline in the U.S. dollar versus the British Pound, the Euro, and other foreign currencies in 2017 versus 2016 reduced revenue by approximately $2.5 million for the quarter ended June 30, 2017.

Cost of Revenue

Cost of revenue increased $17.1 million, or 53.2%, from $32.1 million for the quarter ended June 30, 2016 to $49.2 million for the quarter ended June 30, 2017. This increase was primarily driven by our acquisitions of PR Newswire and Bulletin Intelligence, offset by a reduction in amortization and depreciation expense (excluding amortization and depreciation expense from PR Newswire and Bulletin Intelligence), a reduction in personnel costs resulting from our realization of integration cost synergies, a reduction in our content acquisition costs and a decline in the U.S. dollar versus foreign currencies, principally the British Pound and the Euro. Cost of revenue from PR Newswire and Bulletin Intelligence for the quarter ended June 30, 2017 was $23.7 million. Cost of revenue from PR Newswire for the quarter ended June 30, 2016 was $4.1 million. The decline in the U.S. dollar versus the British Pound, the Euro, and other foreign currencies in 2017 versus 2016 reduced our cost of revenue by approximately $0.9 million for the quarter ended June 30, 2017.

Sales and Marketing

Sales and marketing expenses increased $9.3 million, or 49.8%, from $18.7 million for the quarter ended June 30, 2016 to $28.0 million for the quarter ended June 30, 2017. This increase was primarily driven by our acquisitions of PR Newswire and Bulletin Intelligence and an increase in professional fees, offset by a reduction in our sales compensation costs resulting from our realization of integration cost synergies, a reduction in our marketing costs resulting in part from the consolidation of third party contracts and reduced paid advertising costs, and a decline in the U.S. dollar versus foreign currencies, principally the British Pound and the Euro. Sales and marketing expenses from PR Newswire and Bulletin Intelligence for the quarter ended June 30, 2017 were $12.1 million. Sales and marketing costs from PR Newswire for the quarter ended June 30, 2016 was $2.2 million. The decline in the U.S. dollar versus the British Pound, the Euro, and other foreign currencies in 2017 versus 2016 reduced our sales and marketing expenses by approximately $0.4 million for the quarter ended June 30, 2017.

Research and Development

Research and development expenses increased $1.8 million, or 48.0%, from $3.8 million for the quarter ended June 30, 2016 to $5.6 million for the quarter ended June 30, 2017. This increase was primarily driven by our acquisitions of PR Newswire and Bulletin Intelligence, offset by a reduction in our research and development compensation costs resulting from the realization of certain planned integration synergies, and a decline in the U.S. dollar versus foreign currencies, principally the British Pound and the Euro. Research and development expenses from PR Newswire and Bulletin Intelligence for the quarter ended June 30, 2017 were $3.1 million. Research and development costs from PR Newswire for the quarter ended June 30, 2016 were $0.6 million. The decline in the U.S. dollar versus the British Pound, the Euro, and other foreign currencies in 2017 versus 2016 reduced our research and development expenses by approximately $0.1 million for the quarter ended June 30, 2017.

General and Administrative

General and administrative expenses increased $5.5 million, or 15.2%, from $36.0 million for the quarter ended June 30, 2016 to $41.4 million for the quarter ended June 30, 2017. This increase was primarily driven by our acquisitions of PR Newswire and Bulletin Intelligence, offset by a $8.5 million reduction in acquisition related costs and expenses, a reduction in our general and administrative compensation costs resulting from the realization of certain planned integration synergies, a $0.5 million reduction in depreciation expense (excluding expenses from PR Newswire and Bulletin Intelligence) and the impact of a decline in the U.S. dollar versus foreign currencies, principally the British Pound and the Euro. General and administrative expenses from PR Newswire and Bulletin Intelligence for the quarter ended June 30, 2017 were $18.1 million. General and administrative expenses from PR Newswire for the quarter ended June 30, 2016 were $4.0 million. The decline in the U.S. dollar versus the British Pound, the Euro, and other foreign currencies in 2017 versus 2016 reduced our general and administrative expenses by approximately $0.8 million for the quarter ended June 30, 2017.

Foreign Exchange Gains (Losses)

We recognized a $0.7 million foreign exchange loss for the quarter ended June 30, 2017 compared to a $3.6 million foreign exchange gain for the quarter ended June 30, 2016 primarily due to fluctuations in foreign exchange rates that impacted the carrying value of certain intercompany notes.

Interest Expense

Interest expense increased $15.9 million, or 77.7%, from $20.4 million for the quarter ended June 30, 2016 to $36.3 million for the quarter ended June 30, 2017. This increase was primarily driven by the increase in our debt under (a) the $1,175 million credit agreement with Deutsche Bank AG, New York Branch, as administrative agent and collateral agent, and a syndicate of commercial lenders from time to time party thereto, consisting of (i) the revolving loan facility, which permits borrowings and letters of credit up to $75.0 million (the “2016 Revolving Credit Facility”), of which up to $25.0 million may be used or issued as standby and trade letters of credit, and (ii) a $1,100 million term loan facility (the “2016 First Lien Term Loan Facility” and, together with the 2016 Revolving Credit Facility, the “2016 First Lien Credit Facility”) (the “2016 First Lien Credit Agreement”) and (b) the $370.0 million term loan facility entered into with Deutsche Bank AG, New York Branch, as administrative agent and collateral agent, and a syndicate of commercial lenders from time to time party thereto (the “Second Lien Credit Facility” and, together with the 2016 First Lien Credit Facilities, the “Credit Facilities”) that were entered into in connection with our acquisitions of PR Newswire and Bulletin Intelligence.

Loss on Extinguishment of Debt

In conjunction with our acquisition of PR Newswire in June 2016, we repaid our outstanding term loans and entered into our 2016 First Lien Credit Agreement. This was evaluated as a modification of debt under applicable guidance. As a result, we recorded a loss on extinguishment of debt of $23.6 million during three months ended June 30, 2016.

Benefit From Income Taxes

Benefit from income taxes was $7.2 million for the quarter ended June 30, 2017 versus a benefit from income taxes of $33.1 million for the quarter ended June 30, 2016. The benefit from income taxes for the quarter ended June 30, 2017 was primarily driven by non-operating losses resulting from significant interest expense. The benefit from income taxes for the quarter ended June 30, 2016 was primarily driven by the acquisition of PR Newswire which resulted in a reduction of valuation allowances in the U.S. group due to the establishment of deferred tax liabilities in purchase accounting. The deferred tax liabilities established in purchase accounting increased goodwill rather than creating deferred tax expense. In addition, we determined that the deferred tax liabilities established in purchase accounting supported the realization of deferred tax assets that existed on the date of the PR Newswire acquisition that previously required a valuation allowance. Accordingly, we reduced our valuation allowance and recorded a deferred tax benefit.

Other Comprehensive Income (Loss)

Other comprehensive income was $16.7 million for the quarter ended June 30, 2017 versus a $22.1 million loss for the quarter ended June 30, 2016. Other comprehensive income for the quarter ended June 30, 2017 was primarily due to foreign currency translation gains that resulted from a strengthening of the U.S. dollar versus certain foreign currencies, primarily the British Pound and the Euro, since December 31, 2016. Other comprehensive loss for the three months ended June 30, 2016 resulted from significant depreciation of the U.S. dollar versus the British Pound that impacted the carrying value of the intangibles and goodwill in the UK that resulted from our acquisition of Gorkana.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Revenue

Revenue increased $134.4 million, or 79.8%, from $168.5 million for the six months ended June 30, 2016 to $302.9 million for the six months ended June 30, 2017. This increase was primarily driven by our acquisitions of PR Newswire and Bulletin Intelligence, new customer wins and increased revenues from existing customers, offset by net customer losses, resulting in part from our increased focus on bundled solutions, lowered prices on certain renewed contracts resulting from price competition, and a decline in the U.S. dollar versus foreign currencies, principally the British Pound and the Euro. Revenue from PR Newswire and Bulletin Intelligence for the six months ended June 30, 2017 was $160.3 million. Revenue, excluding PR Newswire and Bulletin Intelligence, declined from $155.2 million in the six months ended June 30, 2016 to $142.6 million for the six months ended June 30, 2017, primarily driven by net customer losses, resulting in part from our increased focus on bundled solutions, lowered prices on certain renewed contracts resulting from price competition, and a decline in the U.S. dollar versus foreign currencies, principally the British Pound and the Euro, offset by new customer wins and increased revenues from existing customers. The decline in the U.S. dollar versus the British Pound, the Euro, and other foreign currencies in 2017 versus 2016 reduced revenue by approximately $4.9 million for the six months ended June 30, 2017.

Cost of Revenue

Cost of revenue increased $33.6 million, or 55.4%, from $60.7 million for the six months ended June 30, 2016 to $94.3 million for the six months ended June 30, 2017. This increase was primarily driven by our acquisitions of PR Newswire and Bulletin Intelligence, offset by a reduction in amortization and depreciation expense (excluding amortization and depreciation expense from PR Newswire and Bulletin Intelligence), a reduction in personnel costs resulting from our realization of integration cost synergies, a reduction in our content acquisition costs and a decline in the U.S. dollar versus foreign currencies, principally the British Pound and the Euro. Cost of revenue from PR Newswire and Bulletin Intelligence for the six months ended June 30, 2017 was $43.0 million. Cost of revenue from PR Newswire for the six months ended June 30, 2016 was $4.1 million. The decline in the U.S. dollar versus the British Pound, the Euro, and other foreign currencies in 2017 versus 2016 reduced our cost of revenue by approximately $2.0 million for the six months ended June 30, 2017.

Sales and Marketing

Sales and marketing expenses increased $20.1 million, or 56.9%, from $35.2 million for the six months ended June 30, 2016 to $55.3 million for the six months ended June 30, 2017. This increase was primarily driven by our acquisitions of PR Newswire and Bulletin Intelligence, and an increase in professional fees, offset by a reduction in our paid advertising costs, and a decline in the U.S. dollar versus foreign currencies, principally the British Pound and the Euro. Sales and marketing expenses from PR Newswire and Bulletin Intelligence for the six months ended June 30, 2017 were $24.0 million. Sales and marketing costs from PR Newswire for the six months ended June 30, 2016 were $2.2 million. The decline in the U.S. dollar versus the British Pound, the Euro, and other foreign currencies in 2017 versus 2016 reduced our sales and marketing expenses by approximately $0.7 million for the six months ended June 30, 2017.

Research and Development

Research and development expenses increased $3.7 million, or 51.0%, from $7.3 million for the six months ended June 30, 2016 to $11.0 million for the six months ended June 30, 2017. This increase was primarily driven by our acquisitions of PR Newswire and Bulletin Intelligence, offset by a reduction in our research and development compensation costs resulting from the realization of certain planned integration synergies, and a decline in the U.S. dollar versus foreign currencies, principally the British Pound and the Euro. Research and development expenses from PR Newswire and Bulletin Intelligence for the six months ended June 30, 2017 were $6.0 million. Research and development costs from PR Newswire for the six months ended June 30, 2016 were $0.6 million. The decline in the U.S. dollar versus the British Pound, the Euro, and other foreign currencies in 2017 versus 2016 reduced our research and development expenses by approximately $0.2 million for the six months ended June 30, 2017.

General and Administrative

General and administrative expenses increased $27.4 million, or 50.4%, from $54.3 million for the six months ended June 30, 2016 to $81.7 million for the six months ended June 30, 2017. This increase was primarily driven by our acquisitions of PR Newswire and Bulletin Intelligence, offset by a $6.0 million reduction in acquisition related costs and expenses, a reduction in our general and administrative compensation costs resulting from the realization of certain planned integration synergies, a reduction in facilities rental costs, a $1.0 million reduction in depreciation expense (excluding expenses from PR Newswire and Bulletin Intelligence) and the impact of a decline in the U.S. dollar versus foreign currencies, principally the British Pound and the Euro. General and administrative expenses from PR Newswire and Bulletin Intelligence for the six months ended June 30, 2017 were $37.5 million. General and administrative expenses from PR Newswire for the six months ended June 30, 2016 were $4.0 million. The decline in the U.S. dollar versus the British Pound, the Euro, and other foreign currencies in 2017 versus 2016 reduced our general and administrative expenses by approximately $1.4 million for the six months ended June 30, 2017.

Foreign Exchange Gains (Losses)

We recognized a $2.6 million foreign exchange loss for the six months ended June 30, 2017 compared to a $5.6 million foreign exchange gain for the six months ended June 30, 2016 primarily due to fluctuations in foreign exchange rates that impacted the carrying value of certain intercompany notes.

Interest and Other Income, Net

Interest and other income, net was $2.3 million for the six months ended June 30, 2017 and $0.2 million for the six months ended June 30, 2016, primarily driven by a $1.8 million gain on the sale of our Vintage business during the six months ended June 30, 2017.

Interest Expense

Interest expense increased $37.4 million, or 104.5%, from $35.8 million for the six months ended June 30, 2016 to $73.2 million for the six months ended June 30, 2017. This increase was primarily driven by the increase in our debt under the Credit Facilities that were entered into in connection with our acquisitions of PR Newswire and Bulletin Intelligence.

Loss on Extinguishment of Debt

In conjunction with our acquisition of PR Newswire in June 2016, we repaid our outstanding term loans and entered into our 2016 First Lien Credit Agreement. This was evaluated as a modification of debt under applicable guidance. As a result, we recorded a loss on extinguishment of debt of $23.6 million during the six months ended June 30, 2016.

Benefit From Income Taxes

Benefit from income taxes was $14.3 million for the six months ended June 30, 2017 compared to a benefit from income taxes of $33.0 million for the six months ended June 30, 2016. The benefit from income taxes for the six months ended June 30, 2017 was primarily driven by non-operating losses resulting from significant interest expense. The benefit from income taxes for the six months ended June 30, 2016 was primarily driven by the acquisition of PR Newswire which resulted in a reduction of valuation allowances in the U.S. group due to the establishment of deferred tax liabilities in purchase accounting. The deferred tax liabilities established in purchase accounting increased goodwill rather than creating deferred tax expense. In addition, the Company determined that the deferred tax liabilities established in purchase accounting supported the realization of deferred tax assets that existed on the date of the PR Newswire acquisition that previously required a valuation allowance. Accordingly, the Company reduced its valuation allowance and recorded a deferred tax benefit.

Other Comprehensive Income (Loss)

Other comprehensive income was $22.6 million for the six months ended June 30, 2017 versus a $32.1 million loss for the six months ended June 30, 2016. Other comprehensive income for the six months ended June 30, 2017 was primarily due to foreign currency translation gains that resulted from a strengthening of the U.S. dollar versus certain foreign currencies, primarily the British Pound and the Euro, since December 31, 2016. Other comprehensive loss for the six months ended June 30, 2016 resulted from significant depreciation of the U.S. dollar versus the British Pound that impacted the carrying value of the intangibles and goodwill in the UK that resulted from our acquisition of Gorkana.

Liquidity and Capital Resources

Overview

We fund our business primarily with cash generated from operations and from borrowings under our credit facilities. We use cash to satisfy our contractual obligations and to fund other non-contractual business needs.

Our contractual obligations include scheduled interest and principal payments under our First Lien Credit Facility and our Second Lien Credit Facility and our operating leases and capital leases. We also use cash to fund business acquisitions and capital expenditures and to pay taxes.

We incurred a significant amount of indebtedness in connection with our acquisition of PR Newswire that was completed in June 2016. In connection with our merger with Capitol, we repaid $294.0 million of our Second Lien Credit Facility, plus a 1% fee and interest. We intend to continue to reduce our net leverage and improve the terms of our First Lien Credit Facility as we seek to refinance or otherwise improve upon the terms of such facility.

Based on the terms of our Credit Facilities and our current operations and expectations for continued growth, we believe that cash generated from operating activities, together with available borrowings under our First Lien Credit Facility, will be adequate to meet our current and expected operating, capital investment, acquisition financing and debt service obligations for the next twelve months, although no assurance can be given in this regard.

We believe that our existing cash on hand and cash flow from operations will be sufficient to fund our currently anticipated working capital, capital expenditure, and debt service requirements, for at least the next twelve months. While we have a history of a negative working capital position, as calculated by subtracting current liabilities from current assets, substantially all of this negative balance is created by deferred revenue, which does not represent a liability that will be settled in cash.

In conjunction with our June 29, 2017 merger with Capitol, the CPECs held by Cision Owner were converted to equity and so are no longer presented as a liability in the consolidated balance sheet at June 30, 2017. The CPECs had been classified as current liabilities, as required under GAAP, for periods prior to the merger date, which, in addition to deferred revenue, resulted in our history of negative working capital, as calculated by subtracting current liabilities from current assets. As of June 30, 2017, excluding both cash balances and deferred revenue, our current assets exceed our current liabilities by $8.3 million.

The 2016 First Lien Credit Agreement requires quarterly principal repayments in the amount of $2.8 million per quarter, which are insignificant compared to the cash we expect to generate from operations. There are no quarterly principal payments required under our Second Lien Credit Agreement for at least the next twelve months. The First Lien and Second Lien Credit Agreements do not mature until 2023 and 2024, respectively, and therefore are not considered to impact our liquidity needs over the next several years. We have been in compliance with all our applicable credit facility covenants through June 30, 2017.

Our cash flow from operations in all periods to date has been adversely impacted by the cash costs incurred to execute the strategic business combinations we have made, which include acquisition fees and expenses and integration costs required to achieve synergies. Acquisition related costs and expenses for historical periods are reflected in the Net Income to Adjusted EBITDA Reconciliation included elsewhere in this report. While the execution of these strategic business combinations use short-term operating cash, they generate significant long-term cost reductions, revenue synergies and substantial incremental operating cash flow, once fully integrated. We believe that this incremental cash flow will be substantial and will enable us to fund cash interest payments.

For the six months ended June 30, 2017, net cash provided by operating activities was $18.1 million, which includes the cash costs incurred to execute the strategic business combinations we made during the six months ended June 30, 2017. For the six months ended June 30, 2017, excluding the impact of the acquisition of Bulletin Intelligence, the acquisition of Argus, and the disposition of Vintage, net cash used in investing activities was $12.1 million. For the six months ended June 30, 2017, net cash provided by financing activities was $326.4 million, which included $305.2 million in proceeds received in conjunction with our merger with Capitol.

For these reasons, we believe that our existing cash on hand and cash flow from operations will be sufficient to fund our currently anticipated working capital, capital expenditure, and debt service requirements, for at least the next several years.

We do not currently expect to declare dividends in the foreseeable future. The declaration of dividends will be subject to our actual future earnings and capital requirements and to the discretion of our board of directors. Our board of directors may take into account such matters as general business conditions, our financial results, capital requirements, contractual, legal and regulatory restrictions and such other factors as our board of directors may deem relevant.

Our ability to pay cash dividends on our Ordinary Shares will be subject to our continued compliance with the terms of our Credit Facilities. Under our 2016 First Lien Credit Facility, our subsidiaries are prohibited from making cash dividends to us, subject to certain exceptions, including that our subsidiaries are permitted to declare and pay cash dividends (x) in an amount that does not exceed the sum of (i) $50.0 million, plus (ii) the sum of the amount (which amount shall not be less than zero) equal to 50% of consolidated net income of our subsidiaries from January 1, 2016 to the end of the most recent quarter subject to certain conditions, plus (iii) certain other amounts set forth in the definition of “Available Amount” in our 2016 First Lien Credit Facility or (y) so long as the total net leverage ratio under the 2016 First Lien Credit Facility does not exceed 3.75 to 1.00. Under our Second Lien Credit Facility, our subsidiaries are prohibited from making cash dividends to us, subject to certain exceptions, including that our subsidiaries are permitted to declare and pay cash dividends (x) in an amount that does not exceed the sum of (i) $57.5 million, plus (ii) the sum of the amount (which amount shall not be less than zero) equal to 50% of consolidated net income of our subsidiaries from January 1, 2016 to the end of the most recent quarter subject to certain conditions, plus (iii) certain other amounts set forth in the definition of “Available Amount” in our Second Lien Credit Facility or (y) so long as the total net leverage ratio under the Second Lien Credit Facility does not exceed 3.75 to 1.00. Except as otherwise described in this paragraph, we do not believe these restrictions will have a material impact on our liquidity.

As of June 30, 2017, we had $337.7 million of cash and cash equivalents on hand, and we had aggregate unused availability of $40.2 million under our 2016 Revolving Credit Facility. Borrowings under this facility bear interest at a variable rate and are a significant source of our liquidity. Our liquidity needs, including our funding of acquisition activities, causes the aggregate amount of outstanding borrowings under our 2016 Revolving Credit Facility to fluctuate. Accordingly, the amount of borrowing capacity available to us can fluctuate depending on operating cash flows, debt service requirements and acquisition and investment activity.

Our future financial and operating performance, ability to service or refinance our debt and ability to comply with covenants and restrictions contained in our credit agreements governing our Credit Facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the global economy, demand for our products and solutions and our ability to successfully implement our business strategies.

Repatriation of cash from some of our foreign subsidiaries may be subject to withholding, income and other taxes in various applicable jurisdictions. However, the majority of the unremitted earnings are located in European countries in which the earnings can be remitted to Cision Ltd. with no additional taxation. As of June 30, 2017, $32.7 million of cash and cash equivalents were held outside of the United States.

Debt Obligations

The following sections present the components of our debt obligations as of June 30, 2017. In connection with the consummation of our merger with Capitol, we repaid $294.0 million of our Second Lien Credit Facility, plus a 1% fee and interest. Additionally, on August 4, 2017, we amended our 2016 First Lien Credit Facility and repaid in full the Second Lien Credit Facility. See “Subsequent Events.”

2016 First Lien Credit Facility

On June 16, 2016, in connection with the acquisition of PR Newswire, we entered into a $1,175 million credit agreement with Deutsche Bank AG, New York Branch, as administrative agent and collateral agent, and a syndicate of commercial lenders from time to time party thereto. The first lien credit agreement consists of: (i) the 2016 Revolving Credit Facility, of which up to $25.0 million may be used or issued as standby and trade letters of credit; and (ii) the 2016 First Lien Term Loan Facility. We used the proceeds from the 2016 First Lien Term Loan Facility, along with proceeds from our Second Lien Credit Facility, cash equity from our sponsor and cash from our balance sheet to consummate the acquisition of PR Newswire, refinance our existing debt and pay related fees and expenses. From time to time, we may incur incremental revolving facilities and incremental term loan facilities under the 2016 First Lien Credit Facility in amounts not to exceed $100.0 million (minus any amounts incurred under the Second Lien Credit Facility), plus additional amounts subject to compliance with certain leverage ratios as set forth in the 2016 First Lien Credit Facility and certain other amounts.

On March 17, 2017, we entered into an incremental amendment to the 2016 First Lien Credit Facility, which provided for an incremental borrowing of $30.0 million of incremental term loans, which term loans are fungible with the 2016 First Lien Term Loan Facility. The proceeds of the incremental facility were used to fund the acquisition of Bulletin Intelligence and related transactions and to pay certain fees, costs and other expenses in connection with the Bulletin Intelligence acquisition and the incremental amendment and for general corporate purposes. As of June 30, 2017, we had $33.5 million of outstanding borrowings and $1.3 million of outstanding letters of credit under our 2016 Revolving Credit Facility and $1,119 million outstanding under the 2016 First Lien Term Loan Facility.

Interest is charged on U.S. dollar borrowings under our First Lien Credit Facility, at our option, at a rate based on (1) the adjusted LIBOR (a rate equal to the London interbank offered rate adjusted for statutory reserves, but which amount cannot be less than 1%) or (2) the alternate base rate (a rate that is highest of the (i) Deutsche Bank AG, New York Branch’s prime lending rate, (ii) the overnight federal funds rate plus 50 basis points, (iii) the one month-adjusted LIBOR plus 1% or (iv) 2%), in each case, plus an applicable margin. The margin applicable to loans under the 2016 First Lien Term Loan Facility bearing interest at the alternate base rate is 5.00%; the margin applicable to loans under the 2016 First Lien Term Loan Facility bearing interest at the adjusted LIBOR is 6.00%. Revolving borrowings in Canadian dollars bear interest at the adjusted Canadian dollar banker’s acceptance rate plus an applicable margin; revolving borrowings in Euro bear interest at the Euro interbank offered rate plus an applicable margin. The margin applicable to loans under the 2016 Revolving Facility bearing interest at the alternate base rate, the adjusted LIBOR, the adjusted Canadian dollar banker’s acceptance rate and the adjusted Euro interbank offered rate bear interest at rates of 4.75%, 5.75%, 5.75% and 5.75%, respectively; provided that each such rate is reduced by 25 basis points if the senior secured first lien net leverage ratio of Canyon Companies S.à r.l. and its restricted subsidiaries under the 2016 First Lien Credit Facility is less than or equal to 3.50:1.00 at the end of the most recent fiscal quarter. As of June 30, 2017, the applicable interest rate under the 2016 First Lien Credit Facility was 7.2%. We make quarterly principal payments under the 2016 First Lien Term Loan Facility of $2.8 million (which amount may be reduced by the application of voluntary and mandatory prepayments pursuant to the terms of the 2016 First Lien Credit Facility), with the remaining balance due June 16, 2023. The maturity date of 2016 Revolving Credit Facility is June 16, 2021. We may also be required to make certain mandatory prepayments of the 2016 First Lien Term Loan Facility out of excess cash flow and upon the receipt of proceeds of asset sales and certain insurance proceeds (in each case, subject to certain minimum dollar thresholds and rights to reinvest the proceeds as set forth in the 2016 First Lien Credit Facility).

The obligations under the 2016 First Lien Credit Facility are secured by substantially all of the assets of Canyon Companies S.à r.l. and each of its subsidiaries organized in the United States (or any state thereof), the United Kingdom, the Netherlands, Luxembourg and Ireland, subject to certain exceptions. The liens granted to the lenders under the 2016 First Lien Credit Facility are senior to the liens granted to the lenders under the Second Lien Credit Facility pursuant to the terms of an intercreditor agreement.

The 2016 First Lien Credit Facility includes a total net leverage financial maintenance covenant. Such covenant requires that, as of the last day of each fiscal quarter, the total net leverage ratio of Canyon Companies S.à r.l. and its restricted subsidiaries under the 2016 First Lien Credit Facility cannot exceed the applicable ratio set forth in the 2016 First Lien Credit Facility for such quarter (subject to certain rights to cure any failure to meet such ratio as set forth in the 2016 First Lien Credit Facility). The 2016 First Lien Credit Facility is also subject to certain customary affirmative covenants and negative covenants. Under our 2016 First Lien Credit Facility, our subsidiaries are prohibited from making cash dividends to us, subject to certain exceptions, including that our subsidiaries are permitted to declare and pay cash dividends (x) in an amount that does not exceed the sum of (i) $50.0 million, plus (ii) the sum of the amount (which amount shall not be less than zero) equal to 50% of consolidated net income of our subsidiaries from January 1, 2016 to the end of the most recent quarter subject to certain conditions, plus (iii) certain other amounts set forth in the definition of “Available Amount” in our 2016 First Lien Credit Facility or (y) so long as the total net leverage ratio under the 2016 First Lien Credit Facility does not exceed 3.75 to 1.00. As of June 30, 2017, we were in compliance with these covenants.

Our 2016 First Lien Credit Facility provides that an event of default will occur upon specified change of control events. “Change in Control” is defined to include, among other things, the failure by GTCR, its affiliates and certain other “Permitted Holders” to beneficially own, directly or indirectly through one or more holding company parents of Cision, a majority of the voting equity of the borrower thereunder. See “Risk Factors — Cision’s 2016 First Lien and Second Lien Credit Agreements Contain Change of Control Provisions that Will Require Cision to Amend or Refinance this Indebtedness” in our Registration Statement on Form S-4 filed on June 14, 2017.

We incurred approximately $81.9 million in financing costs with the lenders in connection with the entry into the 2016 First Lien Credit Facility, which were offset against the debt. All financing costs are being amortized using the effective interest method.

Second Lien Credit Facility

On June 16, 2016, in connection with the acquisition of PR Newswire, we entered into a second lien credit agreement with Deutsche Bank AG, New York Branch, as administrative agent and collateral agent, and a syndicate of commercial lenders from time to time party thereto. The second lien credit agreement consists of a $370.0 million Second Lien Credit Facility. We used the proceeds from the Second Lien Credit Facility, along with proceeds from our 2016 First Lien Credit Facility, cash equity from our sponsor and cash from our balance sheet to consummate the acquisition of PR Newswire, refinance our existing debt and pay related fees and expenses.

As of June 30, 2017, we had $370.0 million outstanding under the Second Lien Credit Facility. In connection with the consummation of our merger with Capitol, we repaid $294.0 million of our indebtedness under the Second Lien Credit Facility, plus a 1% fee and interest in July 2017 (see “Subsequent Events”).

Interest is charged on borrowings under our Second Lien Credit Facility, at our option, at a rate based on (1) the adjusted LIBOR (a rate equal to the London interbank offered rate adjusted for statutory reserves, but which amount cannot be less than 1%) or (2) the alternate base rate (a rate that is highest of the (i) Deutsche Bank AG, New York Branch’s prime lending rate, (ii) the overnight federal funds rate plus 50 basis points, (iii) the one month adjusted LIBOR plus 1% or (iv) 2%), in each case, plus an applicable margin. The margin applicable to loans under the Second Lien Credit Facility bearing interest at the alternate base rate is 8.50%; the margin applicable to loans under the Second Lien Credit Facility bearing interest at the adjusted LIBOR is 9.50%. All principal amounts due under the Second Lien Credit Facility are due June 16, 2021. As of June 30, 2017, the applicable interest rate under the Second Lien Credit Facility was 10.7%. There are no quarterly or annual amortization payments required under the Second Lien Credit Facility.

The obligations under the Second Lien Credit Facility are secured by substantially all of the assets of Canyon Companies S.à r.l. and each of its subsidiaries organized in the United States (or any state thereof), the United Kingdom, the Netherlands, Luxembourg and Ireland, subject to certain exceptions. The liens granted to the lenders under the Second Lien Credit Facility are junior to the liens granted to the lenders under the 2016 First Lien Credit Facility pursuant to the terms of an intercreditor agreement. The Second Lien Credit Facility includes a total net leverage financial maintenance covenant. Such covenant requires that, as of the last day of each fiscal quarter, the total net leverage ratio of Canyon Companies S.à r.l. and its restricted subsidiaries under the Second Lien Credit Facility cannot exceed the applicable ratio set forth in the Second Lien Credit Facility for such quarter (subject to certain rights to cure any failure to meet such ratio as set forth in the Second Lien Credit Facility). The Second Lien Credit Facility is also subject to certain customary affirmative covenants and negative covenants. Under our Second Lien Credit Facility, our subsidiaries are prohibited from making cash dividends to us, subject to certain exceptions, including that our subsidiaries are permitted to declare and pay cash dividends (x) in an amount that does not exceed the sum of (i) $57.5 million, plus (ii) the sum of the amount (which amount shall not be less than zero) equal to 50% of consolidated net income of our subsidiaries from January 1, 2016 to the end of the most recent quarter subject to certain conditions, plus (iii) certain other amounts set forth in the definition of “Available Amount” in our Second Lien Credit Facility or (y) so long as the total net leverage ratio under the Second Lien Credit Facility does not exceed 3.75 to 1.00. As of June 30, 2017, we were in compliance with these covenants. Our Second Lien Credit Facility provides that an event of default will occur upon specified change of control events, with Change in Control defined in a manner consistent with the definition in the 2016 First Lien Credit Facility described above.

We incurred approximately $24.0 million in financing costs with the lenders in connection with the entry into the Second Lien Credit Facility, which were offset against the debt. All financing costs are being amortized over the term of the second lien credit agreement.

Cash Flow Analysis

The following tables reflect the changes in cash flows for the comparative periods presented.

	Six Months Ended June 30,
(in thousands)	2017	2016	Net Change
Net cash provided by (used in):
Operating activities	$18,108	$(18,435)	$36,543
Investing activities	(43,391)	(812,247)	768,856
Financing activities	326,398	833,321	(506,923)
Effect of exchange rate changes on cash and cash equivalents	1,409	(469)	1,878
Net change in cash and cash equivalents	$302,524	$2,170	$300,354

Cash Flow Provided By Operating Activities.

Net cash flows from operating activities consist of net income (loss) adjusted for non-cash items, such as: depreciation and amortization of property and equipment and intangible assets, non-cash interest charges, deferred income taxes, equity-based compensation and for changes in net working capital assets and liabilities. The impact of changes in deferred income taxes primarily relates to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Generally, the most significant factor impacting changes in deferred income taxes relates to nondeductible book amortization expense associated with intangible assets.

Net cash provided by operating activities increased $36.5 million to $18.1 million for the six months ended June 30, 2017, from net cash used by operating activities of $18.4 million for the six months ended June 30, 2016. Net cash provided by operating activities for the six months ended June 30, 2017 reflects a $3.0 million increase in deferred revenue due to the timing of invoicing to our subscription customers, a $10.8 million decrease in accrued compensation and benefits due to the timing of payment of annual bonuses, and a negative deferred income tax impact of $15.5 million due to a deferred tax benefit included within our tax provision.

Net cash used in operating activities for the six months ended June 30, 2016 reflects a $19.4 million payment of original issue discount upon debt extinguishment in connection with the financing of our acquisition of PR Newswire, a $6.6 million decrease in deferred revenue due to the timing of invoicing to our subscription customers, a $1.4 million decrease in accrued compensation and benefits due to the timing of payment of annual bonuses, an increase in accounts receivable of $5.7 million due to the timing of cash collections from customers and a negative deferred income tax impact of $37.8 million due to a deferred tax benefit included within our tax provision.

Cash Flow Used In Investing Activities.

Net cash used in investing activities was $43.4 million for the six months ended June 30, 2017 compared to net cash used in investing activities of $812.2 million for the six months ended June 30, 2016. The decrease in net cash used in investing activities for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily driven by our acquisition of PR Newswire in June 2016 for approximately $805.2 million in cash (net of cash acquired) and other consideration.

Net cash used in investing activities for the six months ended June 30, 2017 included $55.0 million in cash, net of cash acquired, used for our acquisitions of Bulletin Intelligence and Argus, offset by approximately $23.7 million in cash we received for the sale of Vintage after funds deposited in escrow and transaction expenses. Net cash used in investing activities for the six months ended June 30, 2017 reflects capitalized software development costs of $7.4 million and purchases of property and equipment of $5.3 million.

Net cash used in investing activities for the six months ended June 30, 2016 reflects capitalized software development costs of $5.8 million and purchases of property and equipment of $1.2 million.

Cash Flow Provided By Financing Activities.

Net cash provided by financing activities was $326.4 million for the six months ended June 30, 2017 compared to net cash provided by financing activities of $833.3 million for the six months ended June 30, 2016. The decrease in net cash provided by financing activities for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily driven by net borrowings under our term loan facilities of $664.1 million, net borrowings under our revolving credit facilities of $33.5 million, and proceeds from the issuance of CPECs to Cision Owner of $136.0 million to fund our acquisition of PR Newswire in June of 2016.

Net cash provided by financing activities in the six months ended June 30, 2017, reflect $305.2 million in proceeds from the issuance of equity in connection with our merger with Capitol, offset by borrowings under our term loan facility of $28.9 million used to fund our acquisitions of Bulletin Intelligence and Argus.

Subsequent events

On July 7, 2017, we repaid $294.0 million of the principal amount outstanding under our $370.0 million Second Lien Credit Facility, together with an additional $2.9 million prepayment premium and interest pursuant to the terms of the Second Lien Credit Facility.

On August 4, 2017, we entered into a refinancing amendment and incremental facility amendment (the “2017 Amendment”) to the 2016 First Lien Credit Agreement, with Deutsche Bank AG, New York Branch, as administrative agent and collateral agent, and a syndicate of commercial lenders from time to time party thereto. The 2017 Amendment provided for a tranche of refinancing term loans which refinanced the term loans under our 2016 First Lien Credit Agreement in full and provided for additional term loans of $131.2 million. Upon effectiveness of the 2017 Amendment, the 2016 First Lien Credit Agreement consists of: (i) a revolving loan facility, which permits borrowings and letters of credit of up to $75.0 million (the “2017 Revolving Credit Facility”), of which, up to $25.0 million may be used or issued as standby and trade letters of credit; (ii) a $960.0 million Dollar-denominated term loan facility (the “2017 First Lien Dollar Term Loan Facility” and (iii) a €250.0 million Euro-denominated term loan facility (the “2017 First Lien Euro Term Loan Facility” and, together with the 2017 First Lien Dollar Term Loan Facility, the “2017 First Lien Term Loan Facility” and collectively with the 2017 Revolving Credit Facility, the “2017 First Lien Credit Facility”). We used the proceeds from the 2017 First Lien Term Loan Facility, to repay all amounts then outstanding under our 2016 First Lien Credit Facility, all amounts outstanding under our Second Lien Credit Facility, pay all related fees and expenses, and retained remaining cash for general corporate purposes. We terminated the agreement governing the Second Lien Credit Facility in connection with effecting the 2017 Amendment. As of June 30, 2017, we had $33.5 million of outstanding borrowings and $1.3 million of outstanding letters of credit under our 2016 Revolving Credit Facility and $1,119 million outstanding under the 2016 First Lien Term Loan Facility.

From time to time, we may incur incremental revolving facilities and incremental term loan facilities under the 2017 First Lien Credit Facility in amounts not to exceed $100.0 million plus additional amounts subject to compliance with certain leverage ratios as set forth in the 2017 First Lien Credit Facility and certain other amounts.

Interest is charged on U.S. dollar borrowings under our 2017 First Lien Credit Facility, at our option, at a rate based on (1) the adjusted LIBOR (a rate equal to the London interbank offered rate adjusted for statutory reserves) or (2) the alternate base rate (a rate that is highest of the (i) Deutsche Bank AG, New York Branch’s prime lending rate, (ii) the overnight federal funds rate plus 50 basis points or (iii) the one month-adjusted LIBOR plus 1%), in each case, plus an applicable margin. The margin applicable to loans under the 2017 First Lien Dollar Term Loan Facility bearing interest at the alternate base rate is 3.25%; the margin applicable to loans under the 2017 First Lien Dollar Term Loan Facility bearing interest at the adjusted LIBOR is 4.25%, provided that each such rate is reduced by 25 basis points if the first lien net leverage ratio of Canyon Companies S.à r.l. and its restricted subsidiaries under the 2017 First Lien Credit Facility is less than or equal to 4.00:1.00 at the end of the most recent fiscal quarter. Interest is charged on Euro borrowings under our 2017 First Lien Credit Facility at a rate based on the adjusted EURIBOR (a rate equal to the Euro interbank offered rate adjusted for statutory reserves), plus an applicable margin. The margin applicable to loans under the 2017 First Lien Euro Term Loan Facility bearing interest at the adjusted LIBOR is 4.25%, provided that each such rate is reduced by 25 basis points if the first lien net leverage ratio of Canyon Companies S.à r.l. and its restricted subsidiaries under the 2017 First Lien Credit Facility is less than or equal to 4.00:1.00 at the end of the most recent fiscal quarter. Revolving borrowings in Canadian dollars bear interest at the adjusted Canadian dollar banker’s acceptance rate plus an applicable margin. The margin applicable to loans under the 2017 Revolving Credit Facility bearing interest at the alternate base rate, the adjusted LIBOR, and the adjusted Euro interbank offered rate bear interest at rates of 3.00%, 4.00%, and 4.00%, respectively; provided that each such rate is reduced by 25 basis points if the first lien net leverage ratio of Canyon Companies S.à r.l. and its restricted subsidiaries under the 2017 First Lien Credit Facility is less than or equal to 4.00:1.00 at the end of the most recent fiscal quarter. As of August 4, the applicable interest rate margin under the 2017 First Lien Credit Facility was 4.25%. We are obligated to make quarterly principal payments under the 2017 First Lien Dollar Term Loan Facility of $2.4 million (which amount may be reduced by the application of voluntary and mandatory prepayments pursuant to the terms of the 2017 First Lien Credit Facility), with the remaining balance due June 16, 2023. We are obligated to make quarterly principal payments under the 2017 First Lien Euro Term Loan Facility of €625,000 (which amount may be reduced by the application of voluntary and mandatory prepayments pursuant to the terms of the 2017 First Lien Credit Facility), with the remaining balance due June 16, 2023. The maturity date of 2017 Revolving Credit Facility is June 16, 2022. We may also be required to make certain mandatory prepayments of the 2017 First Lien Term Loan Facility out of excess cash flow and upon the receipt of proceeds of asset sales and certain insurance proceeds (in each case, subject to certain minimum dollar thresholds and rights to reinvest the proceeds as set forth in the 2017 First Lien Credit Facility).

The obligations under the 2017 First Lien Credit Facility are secured by substantially all of the assets of Canyon Companies S.à r.l. and each of its subsidiaries organized in the United States (or any state thereof), the United Kingdom, the Netherlands, Luxembourg and Ireland, subject to certain exceptions.

The 2017 First Lien Credit Facility includes a springing financial covenant applicable solely to the 2017 Revolving Credit Facility that is tested at such time that 35% or more (excluding letters of credit that have been cash collateralized and letters of credit in an amount not to exceed $4.0 million) of the aggregate commitments under the 2017 Revolving Credit Facility is drawn and outstanding. Such springing financial covenant requires that, as of the last day of each fiscal quarter, the total net leverage ratio of Canyon Companies S.à r.l. and its restricted subsidiaries under the 2017 First Lien Credit Facility cannot exceed the applicable ratio set forth in the 2017 First Lien Credit Facility for such quarter (subject to certain rights to cure any failure to meet such ratio as set forth in the 2017 First Lien Credit Facility). The 2017 First Lien Credit Facility is also subject to certain customary affirmative covenants and negative covenants. Under our 2017 First Lien Credit Facility, our subsidiaries are prohibited from making cash dividends to us, subject to certain exceptions, including that our subsidiaries are permitted to declare and pay cash dividends (x) in an amount that does not exceed the sum of (i) $50.0 million, plus (ii) the sum of the amount (which amount shall not be less than zero) equal to 50% of consolidated net income of our subsidiaries from January 1, 2016 to the end of the most recent quarter so long as the total net leverage ratio under the 2017 First Lien Credit Facility does not exceed 5.00 to 1.00 and subject to certain other conditions, plus (iii) certain other amounts set forth in the definition of “Available Amount” in our 2017 First Lien Credit Facility or (y) so long as the total net leverage ratio under the 2017 First Lien Credit Facility does not exceed 3.75 to 1.00.

Our 2017 First Lien Credit Facility provides that an event of default will occur upon specified change of control events. “Change in Control” is defined to include, among other things, the acquisition of ownership, directly or indirectly, beneficially or of record, by any person or group, other than certain permitted holders (directly or indirectly, including through one or more holding companies), of voting equity interests representing 50% or more of the aggregate ordinary voting power represented by the issued and outstanding voting equity in Cision Ltd.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet transactions or interests.

Summary of Critical Accounting Policies

There were no changes to critical accounting policies and estimates from those disclosed in Critical Accounting Policies and Estimates within Cision’s Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form S-4 Registration Statement.

Software Development Costs and Research and Development

We incur software development costs related to our internal use software. Qualifying costs incurred during the application development stage are capitalized. These costs primarily consist of internal labor and third party development costs and are amortized using the straight-line method over the estimated useful life of the software, which is generally two years. All other research and development costs are expensed as incurred. Costs to maintain and update the information database are expensed within cost of revenues as these expenses are incurred. For the years ended December 31, 2016, 2015 and the period from April 14, 2014 to December 31, 2014 (“Fiscal 2014”), we recorded amortization expense related to internal use software of $12.6 million, $6.9 million, and $0.5 million respectively. For the six months ended June 30, 2017 and June 30, 2016, we recorded amortization expense of $6.4 million and $5.0 million, respectively.

Recent Accounting Pronouncements Not Yet Effective

See Note 2 to our Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Seasonality

We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our revenues as a result of press release cycles, primarily related to the release of public company operating results and other corporate news events.

Effects of Inflation

While inflation may impact revenues and cost of services, we believe the effects of inflation, if any, on the results of operations and financial condition have not been significant. However, there can be no assurance that the results of operations and financial condition will not be materially impacted by inflation in the future.

Item 3. – Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks include interest rate risk and foreign exchange risk.

Interest rate risk

Our Credit Facilities bear interest at variable rates based on LIBOR plus a fixed margin. As of June 30, 2017, we had $1,426 million in outstanding borrowings under our Credit Facilities. At LIBOR rates below 3.0%, 100.0% of our outstanding borrowings bear interest at variable rates. Outstanding borrowings under our Credit Facilities are subject to a 1% LIBOR floor. As of June 30, 2017 the 3-month LIBOR rate was approximately 1.3%. A hypothetical 1% increase in the interest rate on our indebtedness as of December 31, 2016 would have increased our cash interest expense on our indebtedness by approximately $15.0 million per annum.

Foreign exchange risk

The reporting currency for all periods presented is the U.S. dollar. The functional currency for our foreign operating subsidiaries is the local currency, including the British Pound, the Euro, the Swedish Krona and the Canadian Dollar. These currencies all weakened significantly against the U.S. dollar. Approximately 32% of our revenues are generated in non-U.S. dollar-denominated currencies. The financial statements of these subsidiaries are translated into U.S. dollars using exchange rates in effect at each balance sheet date for assets and liabilities and average exchange rates during the period for revenues and expenses. The resulting translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

Item 4. – Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, reported and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended June 30, 2017, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II. – OTHER INFORMATION

Item 1. – Legal Proceedings

From time to time, we are subject to litigation incidental to our business and to governmental investigations related to our products and services. We are not currently party to any legal proceedings or investigations that would reasonably be expected to have a material adverse effect on our business or financial condition. See “Risk Factors — We are the subject of continuing litigation and governmental inquiries.”

Item 1A. – Risk Factors

At June 30, 2017, other than the risk factors set forth below, there have been no material changes from the risk factors previously disclosed our Current Report on Form 8-K filed with the SEC on July 6, 2017, which is accessible on the SEC’s website at www.sec.gov.

We incur increased costs and obligations as a result of being a public company.

As a privately held company prior to the Transactions, Cision was not required to comply with certain corporate governance and financial reporting practices and policies required of a publicly traded company. As a publicly traded company, we incur significant legal, accounting and other expenses that we were not required to incur in the recent past, particularly after we are no longer an “emerging growth company” as defined under the Jumpstart Our Business Startups Act, as amended (the “JOBS Act”). In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, as well as under the Sarbanes-Oxley Act, the JOBS Act, and the rules and regulations of the SEC and national securities exchanges have created uncertainty for public companies and increased the costs and the time that our board of directors and management must devote to complying with these rules and regulations. We expect these rules and regulations to increase our legal and financial compliance costs and lead to a diversion of management time and attention from revenue generating activities.

Furthermore, the maintenance of the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a publicly traded company. However, the measures we take may not be sufficient to satisfy our obligations as a publicly traded company.

For as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We may cease to be an “emerging growth company” as early as October 19, 2020 (the fifth anniversary of the consummation of our predecessor’s initial public offering) or at such earlier time that we have more than $1.07 billion in annual revenues, have more than $700.0 million in market value of our Ordinary Shares held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period. Further, there is no guarantee that the exemptions available to us under the JOBS Act will result in significant savings. To the extent we choose not to use exemptions from various reporting requirements under the JOBS Act, we will incur additional compliance costs, which may impact earnings.

As an “emerging growth company,” we cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our Ordinary Shares less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to obtain an assessment of the effectiveness of our internal controls over financial reporting from our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies. Cision has elected to take advantage of such extended transition period. We cannot predict if investors will find our Ordinary Shares less attractive because we rely on these exemptions. If some investors find our Ordinary Shares less attractive as a result, there may be a less active market for our Ordinary Shares and our share price may be more volatile.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Issuance of Ordinary Shares and Warrants

On June 29, 2017, in connection with the consummation of the Merger, Cision issued to Cision Owner an aggregate of 82,075,873 ordinary shares of Cision and warrants to purchase 1,969,841 ordinary shares of Cision.

The sales of these securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act. The purchasers of the securities acquired the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. The registrant believes that all recipients of securities in these transactions were accredited investors, sophisticated investors, or had adequate access, through their relationships with the registrant, to information about the registrant. The sales of these securities were made without any general solicitation or advertising. No underwriters were involved in the issuance of these securities.

Use of Trust Account Proceeds

In connection with the consummation of the Merger on June 29, 2017, Cision issued 38,436,529 of its Ordinary Shares to the holders of common stock of Capitol Acquisition Corp. III (“Capitol”) in exchange for the outstanding shares of common stock of Capitol (after giving effect to certain forfeitures and redemptions).  This issuance was made pursuant to a registration statement on Form S-4 (File No. 333-217256) initially filed with the Securities and Exchange Commission on April 11, 2017, which was subsequently declared effective on June 15, 2017.  In respect of this issuance and the consummation of the Merger, Cision received $305.2 million of proceeds from Capitol’s trust account to be used by Cision for working capital and general corporate purposes, including to pay down a portion of Cision’s Second Lien Credit Facility.  On July 7, 2017, Cision repaid $294.0 million of its indebtedness under the Second Lien Credit Facility, along with a $2.9 million prepayment premium and $0.8 million of accrued and unpaid interest. The remaining $7.5 million was used for our expenses for the Merger and for working capital purposes.

Item 3. – Defaults Upon Senior Securities

None.

Item 4. – Mine Safety Disclosures

Not applicable.

Item 5. – Other Information

None.

Item 6. – Exhibits

Exhibit	Description
2.1	Agreement and Plan of Merger, dated as of March 19, 2017, by and among Capitol Acquisition Corp. III, Capitol Acquisition Holding Company Ltd., Capitol Acquisition Merger Sub, Inc., Canyon Holdings (Cayman), L.P. and Canyon Holdings S.a r.l. (incorporated by reference to the definitive Proxy Statement/Prospectus filed on June 15, 2017).
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of April 7, 2017, by and among Capitol Acquisition Corp. III, Capitol Acquisition Holding Company Ltd., Capitol Acquisition Merger Sub, Inc., Canyon Holdings (Cayman), L.P. and Canyon Holdings S.a r.l. (incorporated by reference to the definitive Proxy Statement/Prospectus filed on June 15, 2017).
3.1	Amended and Restated Memorandum and Articles of Association of Cision Ltd. (incorporated by reference to the Current Report on Form 8-K filed on July 6, 2017).
4.1	Specimen Ordinary Share Certificate of Capitol Acquisition Holding Company Ltd. (incorporated by reference to the Registration Statement on Form S-4/A filed on June 14, 2017).
4.2	Specimen Warrant Certificate of Capitol Acquisition Corp. III (incorporated by reference to the Registration Statement on Form S-4/A filed on June 14, 2017).
4.3	Warrant Agreement between Continental Stock Transfer & Trust Company and Capitol Acquisition Corp. III (incorporated by reference to Capitol Acquisition Corp. III’s Current Report on Form 8-K filed on October 15, 2015).
4.4	Assignment and Assumption Agreement between Continental Stock Transfer & Trust Company, Capitol Acquisition Corp. III and Capitol Acquisition Holding Company Ltd. (incorporated by reference to the Current Report on Form 8-K filed on July 6, 2017).

10.1	Registration Rights Agreement between Cision Ltd. and certain holders identified therein (incorporated by reference to the Current Report on Form 8-K filed on July 6, 2017).
10.2	Director Nomination Agreement between Cision Ltd., Canyon Holdings (Cayman), L.P. and the other parties named therein (incorporated by reference to the Current Report on Form 8-K filed on July 6, 2017).
10.3	2017 Omnibus Incentive Plan (incorporated by reference to the definitive Proxy Statement/Prospectus filed on June 15, 2017).
10.4	Form of Non-Equity Incentive Plan (incorporated by reference to the Registration Statement on Form S-4/A filed on June 14, 2017).
10.5	Form of Director Indemnification Agreement (Affiliates of Canyon Holdings (Cayman), L.P.) (incorporated by reference to the Current Report on Form 8-K filed on July 6, 2017).
10.6	Form of Director Indemnification Agreement (Affiliates of Capitol Acquisition Management 3 LLC and Capitol Acquisition Founder 3 LLC) (incorporated by reference to the Current Report on Form 8-K filed on July 6, 2017).
10.7	Form of Director and Officer Indemnification Agreement (Officers and Independent Directors) (incorporated by reference to the Current Report on Form 8-K filed on July 6, 2017).
10.8	First Lien Credit Agreement (incorporated by reference to the Registration Statement on Form S-4/A filed on June 14, 2017).
10.9	Amendment to First Lien Credit Agreement (incorporated by reference to the Registration Statement on Form S-4/A filed on June 14, 2017).
10.10	Second Lien Credit Agreement (incorporated by reference to the Registration Statement on Form S-4/A filed on June 14, 2017).
10.11	Support Agreement (incorporated by reference to the Registration Statement on Form S-4/A filed on June 14, 2017).
10.12	Employment Agreement between Cision U.S. Inc. and Kevin Akeroyd (incorporated by reference to the Current Report on Form 8-K filed on July 6, 2017).
10.13	Employment Agreement between Cision U.S. Inc. and Jack Pearlstein (incorporated by reference to the Current Report on Form 8-K filed on July 6, 2017).
10.14	Office Lease Between Cision U.S. Inc. and BFPRU I, LLC (incorporated by reference to the Current Report on Form 8-K filed on July 6, 2017).
10.15	Refinancing Amendment and Incremental Facility Amendment (incorporated by reference to the Current Report on Form 8-K filed on August 7, 2017).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CISION LTD.

Dated: August 9, 2017	By:	/s/ Jack Pearlstein
	Name:	Jack Pearlstein
	Title:	Chief Financial Officer and Authorized Representative in the United States

	By:	/s/ Steve Solomon
	Name:	Steve Solomon
	Title:	Chief Accounting Officer

