Form 10-Q
period 2017-09-30
CISION LTD.
filed 2017-11-09
CIK 1701040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of ordinary shares, par value $0.0001 per share, of the registrant outstanding at November 9, 2017 was 122,634,922.

CISION LTD. AND ITS SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

Item 1. – Financial Statements

Cision Ltd. and its Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share and share amounts)

(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$76,732	$35,135
Restricted cash	20	627
Accounts receivable, net	97,503	87,605
Prepaid expenses and other current assets	18,705	16,225
Total current assets	192,960	139,592
Property and equipment, net	55,060	47,947
Other intangible assets, net	472,628	511,210
Goodwill	1,113,813	1,079,518
Other assets	9,458	8,801
Total assets	$1,843,919	$1,787,068
Liabilities, Mandatorily Redeemable Equity and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$12,555	$11,171
Due to Cision Owner, Convertible Preferred Equity Certificates	—	443,102
Accounts payable	14,286	8,723
Accrued compensation and benefits	20,821	26,109
Other accrued expenses	62,473	54,862
Current portion of deferred revenue	124,782	119,600
Total current liabilities	234,917	663,567
Long-term debt, net of current portion	1,188,462	1,383,877
Deferred revenue, net of current portion	1,356	961
Deferred tax liability	53,239	83,209
Other liabilities	19,103	14,507
Total liabilities	1,497,077	2,146,121
Series A-1 and Series C-2 mandatorily redeemable stockholders’ equity, 5,498,688 shares authorized, issued and outstanding at December 31, 2016	—	701
Commitments and contingencies (Note 9)
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value, 480,000,000 shares authorized; 120,634,922 and 28,369,644 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	12	3
Additional paid-in capital	770,620	11,448
Accumulated other comprehensive loss	(37,937)	(73,902)
Accumulated deficit	(385,853)	(297,303)
Total stockholders' equity (deficit)	346,842	(359,754)
Total liabilities, mandatorily redeemable equity and stockholders' equity (deficit)	$1,843,919	$1,787,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cision Ltd. and its Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$159,729	$150,778	$462,678	$319,308
Cost of revenue	53,287	51,581	147,571	112,238
Gross profit	106,442	99,197	315,107	207,070
Operating costs and expenses:
Sales and marketing	27,931	28,839	83,231	64,077
Research and development	5,661	7,050	16,679	14,348
General and administrative	36,127	44,360	117,819	98,681
Amortization of intangible assets	22,829	26,018	66,306	51,619
Total operating costs and expenses	92,548	106,267	284,035	228,725
Operating income (loss)	13,894	(7,070)	31,072	(21,655)
Non operating income (losses):
Foreign exchange gains (losses)	802	454	(1,832)	6,103
Interest and other income, net	177	382	2,450	650
Interest expense	(23,063)	(46,472)	(96,306)	(82,292)
Loss on extinguishment of debt	(51,872)	—	(51,872)	(23,591)
Total non operating loss	(73,956)	(45,636)	(147,560)	(99,130)
Loss before income taxes	(60,062)	(52,706)	(116,488)	(120,785)
Benefit from income taxes	(13,653)	(13,167)	(27,938)	(46,134)
Net loss	$(46,409)	$(39,539)	$(88,550)	$(74,651)
Other comprehensive income (loss) – foreign currency translation adjustments	13,371	(9,927)	35,965	(41,981)
Comprehensive loss	$(33,038)	$(49,466)	$(52,585)	$(116,632)
Net loss per share:
Basic and diluted	$(0.38)	$(1.39)	$(1.47)	$(2.63)
Weighted-average shares outstanding used in computing per share amounts:
Basic and diluted	120,584,316	28,369,644	60,120,689	28,369,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cision Ltd. and its Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(88,550)	$(74,651)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	103,392	87,552
Noncash interest charges and amortization of debt discount and deferred financing costs	60,532	30,213
Noncash yield on Convertible Preferred Equity Certificates	2,292	12,014
Equity-based compensation expense	2,944	4,024
Provision for doubtful accounts	2,247	3,131
Deferred income taxes	(29,970)	(54,000)
Unrealized currency translation losses (gains)	1,551	(4,478)
Gain on sale of business	(1,785)	—
Other	(171)	(114)
Changes in operating assets and liabilities, net of effect of acquisitions and disposal:
Accounts receivable	7,018	5,936
Prepaid expenses and other current assets	1,072	1,299
Other assets	113	4,279
Accounts payable	(2,110)	1,854
Accrued compensation and benefits	(10,207)	3,490
Other accrued expenses	(6,748)	(196)
Deferred revenue	(3,168)	(15,082)
Other liabilities	(110)	(2,586)
Net cash provided by operating activities	38,342	2,685
Cash flows from investing activities
Purchases of property and equipment	(7,746)	(3,532)
Software development costs	(11,365)	(8,584)
Acquisitions of businesses, net of cash acquired of $12,354 and $9,071	(54,992)	(805,214)
Proceeds from disposal of business	23,675	3,996
Change in restricted cash	607	(19)
Net cash used in investing activities	(49,821)	(813,353)
Cash flows from financing activities
Proceeds from revolving credit facility	5,000	33,475
Repayment of revolving credit facility	(38,475)	—
Proceeds from issuance of Convertible Preferred Equity Certificates to Cision Owner	—	136,025
Payment of amounts due to Cision Owner	(1,940)	—
Proceeds from term credit facility, net of debt discount of $10,091 and $105,930	1,275,634	1,364,070
Repayments of term credit facility	(1,494,501)	(722,180)
Payments on capital lease obligations	(171)	(229)
Proceeds from consummation of the Transactions	305,210	—
Net cash provided by financing activities	50,757	811,161
Effect of exchange rate changes on cash and cash equivalents	2,319	(748)
Increase (decrease) in cash and cash equivalents	41,597	(255)
Cash and cash equivalents
Beginning of period	35,135	30,606
End of period	$76,732	$30,351

Supplemental non-cash information
Contribution of Convertible Preferred Equity Certificates in connection with Transactions (Note 1)	$450,455	$—
Issuance of Convertible Preferred Equity Certificates in connection with acquisition (Note 3)	—	40,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cision Ltd. and its Subsidiaries

Notes to Condensed Consolidated Financial Statements

1. Organization

Cision Ltd., a Cayman Islands company, and its subsidiaries (collectively, “Cision”, or the “Company”) is a leading provider of cloud-based software, media intelligence and distribution services, and other related professional services to the marketing and public relations industry. Communications professionals use the Company’s products and services to identify and connect with media influencers, manage industry relationships, create and distribute content, monitor media coverage, perform advanced analytics and measure the effectiveness of their campaigns. The Company has primary offices in Chicago, Illinois, Beltsville, Maryland, New York, New York, Cleveland, Ohio, and Albuquerque, New Mexico with additional offices in the United States, as well as China, Finland, France, Hong Kong, Germany, India, Indonesia, Malaysia, Norway, Portugal, Sweden, Taiwan and the United Kingdom.

On March 19, 2017, the Company entered into a definitive agreement (the “Merger Agreement”) with Capitol Acquisition Corp. III (NASDAQ: CLAC; “Capitol”), a public investment vehicle, whereby the parties agreed to merge, resulting in the Company becoming a publicly listed company. This merger closed on June 29, 2017 (“Merger”), which resulted in the following (the “Transactions”):

•	Holders of 490,078 shares of Capitol common stock sold in its initial public offering exercised their rights to convert those shares to cash at a conversion price of approximately $10.04 per share, or an aggregate of approximately $4.9 million. The per share conversion price of approximately $10.04 for holders of public shares electing conversion was paid out of Capitol’s trust account, which had a balance immediately prior to the closing of approximately $326.3 million.
•	Of the remaining funds in the trust account: (i) approximately $16.2 million was used to pay Capitol’s transaction expenses and (ii) the balance of approximately $305.2 million was released to Cision to be used for working capital and general corporate purposes, including to pay down $294.0 million of the 2016 Second Lien Credit Facility, plus a 1% fee and interest. The debt repayment occurred in July 2017 (see Note 5).
•	Immediately after giving effect to the Transactions (including as a result of the conversions described above and certain forfeitures of Capitol common stock and warrants immediately prior to the closing), there were 120,512,402 ordinary shares and warrants to purchase 24,375,596 ordinary shares of Cision issued and outstanding.
•	Upon the closing, Capitol’s common stock, warrants and units ceased trading, and Cision’s ordinary shares and warrants began trading on the NYSE and NYSE MKT, respectively, under the symbol “CISN” and “CISN WS,” respectively.
•	Upon the completion of the Transactions, Canyon Holdings (Cayman), L.P., (“Cision Owner”) an exempted limited partnership formed for the purpose of owning and acquiring Cision through a series of transactions, received 82,075,873 ordinary shares of the Company and 1,969,841 warrants to purchase ordinary shares of the Company, in exchange for all of the share capital and $450.5 million in Convertible Preferred Equity Certificates (“CPECs”) of Cision. Cision Owner also obtained the right to receive certain additional securities of the Company upon the occurrence of certain events. In October 2017, as a result of the Company’s share price meeting the Minimum Target per the Merger Agreement, the Company issued 2,000,000 shares to Cision Owner.
•	At the closing of the Transactions, Cision Owner held approximately 68% of the issued and outstanding ordinary shares of the Company and stockholders of Capitol held approximately 32% of the issued and outstanding shares of the Company.

The Merger Agreement, Transactions and items related thereto are more fully described in the Company’s proxy statement/prospectus filed on June 15, 2017.

Notes to Condensed Consolidated Financial Statements (continued)

2. Significant Accounting Policies

Basis of Presentation and Earnings per Share

The Transactions were accounted for as a reverse merger in accordance with accounting principles generally accepted in the United States of America (“GAAP”). This determination was primarily based on Cision comprising the ongoing operations of the combined entity, Cision’s senior management comprising the majority of the senior management of the combined company, and the prior shareholders of Cision having a majority of the voting power of the combined entity. Accordingly, the Transactions have been treated equivalent to Cision issuing stock for the net monetary assets of Capitol, accompanied by a recapitalization. The net assets of Capitol at the merger date have been stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Transactions in these financial statements are those of Cision. As a result, these financial statements represent the continuation of Cision Ltd. and the historical shareholders’ equity and earnings per share calculations of Cision prior to the Transactions have been retrospectively adjusted for the equivalent number of shares received by Cision’s Owner, where applicable, pursuant to the Transactions. The accumulated deficit of Cision has been carried forward after the Transactions.

Prior to the June 29, 2017 Transactions, earnings per share was calculated using the two-class method. On June 29, 2017, all outstanding classes of equity of Cision were contributed in exchange for 82,075,873 common shares. Immediately after the Transactions, 120,512,402 common shares were outstanding. Subsequent to the Merger, earnings per share will be calculated based on the weighted number of common shares then outstanding. As part of the Transactions, the historical number of outstanding common shares of Class B-1, Class C-1 and Class V, in aggregate, has been adjusted to 28,369,644 common shares, in order to retroactively reflect the Merger exchange ratio. Historical earnings per share also gives effect to this adjustment through June 29, 2017, the date of the Merger. This retroactive adjustment also eliminates the need for a two-class method earnings per share calculation (Note 7).

The accompanying condensed consolidated financial statements are presented in conformity with GAAP for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair statement have been included. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated balance sheet as of December 31, 2016 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Registration Statement on Form S-4 filed on June 14, 2017. Other than the adoption of guidance related to the presentation of the extinguishment of debt discount described below, there have been no changes to the Company’s significant accounting policies described in the consolidated financial statements for the year ended December 31, 2016 that have had a material impact on the condensed consolidated financial statements and related notes for the three and nine months ended September 30, 2017.

Recent Accounting Pronouncements

As long as the Company remains an Emerging Growth Company, the Company plans to adopt new accounting standards using the effective dates available for nonpublic entities.

New Accounting Pronouncements Adopted in 2017

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows, including the presentation of debt prepayment or debt extinguishment costs as cash outflows for financing activities on the statement of cash flows. The standard was effective for the Company in the first quarter of fiscal year 2019, however the Company elected to early adopt ASU 2016-15 on a retrospective basis on July 1, 2017, resulting in classifying $19.4 million in payments of original issue discount upon debt extinguishment as a repayment of term loan facility, a financing outflow, as opposed to the prior treatment which was to classify these as an operating cash outflow on the Company’s condensed consolidated statements of cash flows for the nine months ended September 30, 2016. The resulting change increased cash provided by operating activities to $2.7 million and decreased cash provided by financing activities to $811.2 million for the nine months ended September 30, 2016.

Notes to Condensed Consolidated Financial Statements (continued)

Recent Accounting Pronouncements Not Yet Effective

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. This ASU is effective for the Company’s fiscal year 2019 and interim periods within that year. The Company is in the process of evaluating the impact of this accounting standard update on its condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350). The ASU eliminates Step 2 of the goodwill impairment test, which requires determining the fair value of assets acquired or liabilities assumed in a business combination. Under the amendments in this update, a goodwill impairment test is performed by comparing the fair value of the reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU is effective for the Company’s fiscal year 2022 and interim periods within that year in the event that a goodwill impairment test is performed based on a triggering event prior to the Company’s October 1 annual impairment test. The Company is in the process of evaluating the impact of this accounting standard update on its condensed consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the Emerging Issues Task Force), which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. This ASU is effective for the Company’s fiscal year 2019, early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, which amends several aspects of accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This ASU is effective for the Company’s fiscal year 2018. The Company is in the process of evaluating the impact of this accounting standard update on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. This ASU is effective for the Company’s fiscal year 2020 and interim periods within 2021, early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its condensed consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities. This change primarily affects the accounting for equity investments, financial liabilities under the fair value options and the presentation and disclosure requirements for financial instruments. This ASU is effective for the Company’s fiscal year 2019, early adoption permitted for certain provisions for the new guidance. The Company is in the process of evaluating the impact of this accounting standard update on its condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 supersedes existing revenue recognition requirements in ASU Topic 605, Revenue Recognition, and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU is effective for the Company’s fiscal year 2019 and interim periods within 2020. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. The Company is in the process of evaluating the impact of this accounting standard update on its condensed consolidated financial statements.

3. Business Combinations and Dispositions

Sale of Vintage Net Assets

On March 10, 2017, the Company sold substantially all of the assets of its Vintage corporate filings business for approximately $26.6 million and received approximately $23.7 million in cash after escrow and expenses. The transaction resulted in a gain of approximately $1.8 million which has been recorded as other income in the condensed consolidated statements of operations and comprehensive loss. The Company is required to provide the purchaser with certain immaterial transition services through the end of 2017.

Notes to Condensed Consolidated Financial Statements (continued)

Purchase of Bulletin Intelligence

On March 27, 2017, the Company acquired all of the membership interests of Bulletin Intelligence, LLC, Bulletin News Network, LLC, and Bulletin News Investment, LLC (collectively, “Bulletin Intelligence”). The Company acquired Bulletin Intelligence to expand the Company’s ability to deliver actionable intelligence to senior leadership teams. During the nine months ended September 30, 2017, the Company incurred acquisition-related transaction costs of $1.0 million, which are included in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. The acquisition was accounted for under the purchase method of accounting. The operating results are included in the accompanying condensed consolidated financial statements from March 27, 2017.

The purchase price was $71.8 million and consisted of $60.5 million in cash, the issuance of 70,000 Class A Shares by Cision Owner with a fair value of $5.2 million and contingent consideration valued at $6.1 million. The fair value of the contingent consideration was determined using a Monte Carlo simulation which utilized management's projections of Bulletin Intelligence revenues over the earn-out period, and is considered a Level 3 measurement. Changes in fair value subsequent to the acquisition date will be recognized in earnings each reporting period until the arrangement is settled. The Company is required to pay contingent consideration that can be earned during the years ending December 31, 2017 and December 31, 2018 for each year dependent on the achievement of financial targets as defined by the agreement with no cap. The Company simultaneously entered into a loan agreement with Cision Owner and recorded a payable to Cision Owner of $7.0 million in the condensed consolidated balance sheet, which was contributed in the quarter ended June 30, 2017. The $1.8 million difference between the fair value of the Class A Units and the amount due to Cision Owner has been recorded as interest expense.

The purchase price has been allocated to the assets acquired and liabilities assumed based on fair values as of the acquisition date.

The following table summarizes the allocation of the purchase price paid by the Company to the fair value of the assets and liabilities of Bulletin Intelligence acquired on March 27, 2017. The identifiable intangible assets include the trade name, customer relationships and purchased technology and are being amortized over four to ten years on an accelerated basis. The Company completed the purchase price allocation during the three months ended September 30, 2017.

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

Goodwill will be deductible for tax purposes. The excess of the purchase price over the total net identifiable assets has been recorded as goodwill, which is attributable primarily to synergies expected from the expanded technology and service capabilities from the integrated business as well as the value of the assembled workforce in accordance with GAAP.

Purchase of Argus

On June 22, 2017, the Company acquired all of the outstanding shares of L’Argus de la Presse (“Argus”), which is a Paris-based provider of media monitoring solutions, for €6.0 million (approximately $6.8 million) paid in cash at closing and up to €1.1 million (approximately $1.2 million) to be paid in cash over the next four years, subject to a working capital adjustment. The Company acquired Argus to deliver enhanced access to French media content, helping its global customer base understand and quantify the impact of their communications and media coverage in France.

During the nine months ended September 30, 2017, the Company incurred acquisition-related transaction costs of $0.9 million, which are included in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. The acquisition was accounted for under the purchase method of accounting. The operating results are included in the accompanying condensed consolidated financial statements from June 22, 2017.

Notes to Condensed Consolidated Financial Statements (continued)

The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on fair values as of the acquisition date.

The following table summarizes the preliminary allocation of the purchase price based on currently available information by the Company to the fair value of the assets and liabilities of Argus acquired on June 22, 2017. The amounts related to intangible assets shown below are preliminary and subject to adjustment as additional information is obtained about the facts and circumstances that existed at the date of acquisition. The identifiable intangible assets include the trade name, customer relationships and purchased technology and are being amortized over four to eight years on an accelerated basis. The Company expects to complete the purchase price allocation during the three months ended December 31, 2017.

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

Goodwill will be deductible for tax purposes. The preliminary purchase price is subject to customary post-closing adjustments. The excess of the purchase price over the total net identifiable assets has been recorded as goodwill which is attributable primarily to synergies expected from the expanded technology and service capabilities from the integrated business as well as the value of the assembled workforce in accordance with GAAP.

Acquisition of PR Newswire

On June 16, 2016, the Company acquired all of the assets of PR Newswire (“PR Newswire”), a global leader in public relations and investor relations communications and related services from United Business Media, plc. The Company acquired PR Newswire to enhance its content distribution capabilities related to its public relations solution offerings. During the period ended September 30, 2016, the Company incurred acquisition-related transaction costs of $19.1 million, which are included in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. The acquisition was accounted for under the purchase method of accounting. The operating results of PR Newswire are included in the accompanying condensed consolidated financial statements from June 16, 2016.

The purchase price was $842.8 million and consisted of $813.3 million in cash and the issuance of $40.0 million of Class A LP Units of Cision Owner to the seller. CPECs of $40.0 million with a fair value of $29.5 million were issued by the Company to Cision Owner to record the transaction in these financial statements. The CPECs were immediately accreted to the carrying value following the issuance.

The PR Newswire purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The identifiable intangible assets include the value of the PR Newswire brand, customer relationships and purchased technology and are being amortized over five to seven years on an accelerated basis. The excess of the purchase price over the net tangible and identifiable intangible assets acquired was recorded as goodwill, which is not deductible for tax purposes. The Company recognized a deferred tax asset in the amount of $16.7 million relating to acquired net operating losses and disallowed interest carry forwards and established a deferred tax liability of $150.4 million relating to the step up in basis of identifiable intangibles. The following table summarizes the allocation of the purchase price paid by the Company to the fair value of the assets and liabilities acquired of PR Newswire on June 16, 2016:

Notes to Condensed Consolidated Financial Statements (continued)

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

The acquired entities of PR Newswire, Bulletin Intelligence and Argus together contributed revenue of $86.4 million and $246.8 million for the three and nine months ended September 30, 2017, respectively. The PR Newswire acquired entity contributed revenue of $76.0 million and $89.3 million for the three and nine months ended September 30, 2016, respectively. Net loss from these acquisitions for the same periods is impracticable to determine due to the extent of integration activities.

Supplemental Unaudited Pro Forma Information

The unaudited pro forma information below gives effect to the acquisitions of PR Newswire as if it occurred on January 1, 2015 and Bulletin Intelligence and Argus as if they had occurred as of January 1, 2016. The pro forma results presented below show the impact of acquisition-related costs as well as the increase in interest expense related to acquisition-related debt.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2017	2016	2017	2016
Revenue	$160,376	$167,920	$489,616	$520,453
Net loss	(42,817)	(34,610)	(84,311)	(72,864)
Net loss per share – basic and diluted	(0.36)	(1.22)	(1.40)	(2.57)

4. Goodwill and Intangibles

Changes in the carrying amounts of goodwill since December 31, 2016 consisted of the following:

(in thousands)
Balance as of December 31, 2016	$1,079,518
Disposal of Vintage	(14,662)
Acquisition of Bulletin Intelligence	19,520
Acquisition of Argus	5,092
Adjustments of PR Newswire	(2,200)
Effects of foreign currency	26,545
Balance as of September 30, 2017	$1,113,813

Notes to Condensed Consolidated Financial Statements (continued)

Definite-lived intangible assets consisted of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017
(in thousands)	Gross Carrying Amount	Foreign Currency Translation	Accumulated Amortization	Net Carrying Amount
Trade names and brand	$369,374	$(1,651)	$(64,354)	$303,369
Customer relationships	294,244	(13,122)	(156,186)	124,936
Purchased technology	130,313	(5,529)	(80,461)	44,323
Balances at September 30, 2017	$793,931	$(20,302)	$(301,001)	$472,628

	December 31, 2016
(in thousands)	Gross Carrying Amount	Foreign Currency Translation	Accumulated Amortization	Net Carrying Amount
Trade names and brand	$369,345	$(9,877)	$(30,551)	$328,917
Customer relationships	270,495	(29,898)	(110,094)	130,503
Purchased technology	120,007	(12,213)	(56,004)	51,790
Balances at December 31, 2016	$759,847	$(51,988)	$(196,649)	$511,210

Future expected amortization of intangible assets at September 30, 2017 is as follows:

(in thousands)
Remainder of 2017	$29,670
2018	98,478
2019	77,900
2020	56,113
2021	46,010
Thereafter	164,457
$472,628

 5. Debt

Debt consisted of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017
(in thousands)	Short-Term	Long-Term	Total
2017 First Lien Credit Facility	$12,555	$1,242,957	$1,255,512
Unamortized debt discount and issuance costs	—	(54,495)	(54,495)
Balances at September 30, 2017	$12,555	$1,188,462	$1,201,017

	December 31, 2016
(in thousands)	Short-Term	Long-Term	Total
2016 First Lien Credit Facility	$11,000	$1,083,500	$1,094,500
2016 Second Lien Credit Facility	—	370,000	370,000
2016 Revolving Credit Facility	—	33,475	33,475
Unamortized debt discount and issuance costs	—	(103,098)	(103,098)
Total credit facilities	11,000	1,383,877	1,394,877
Capital lease obligations	171	—	171
Balances at December 31, 2016	$11,171	$1,383,877	$1,395,048

Notes to Condensed Consolidated Financial Statements (continued)

2017 First Lien Credit Facility

On August 4, 2017, the Company entered into a refinancing amendment and incremental facility amendment (the “2017 First Lien Credit Facility”) to the 2016 First Lien Credit Facility, with Deutsche Bank AG, New York Branch, as administrative agent and collateral agent, and a syndicate of commercial lenders. The 2017 First Lien Credit Facility provided for a tranche of refinancing term loans which refinanced the term loans under the 2016 First Lien Credit Facility in full and provided for additional term loans of $131.2 million. Upon effectiveness of the 2017 First Lien Credit Facility, the 2017 First Lien Credit Facility consists of:

(i)	a revolving credit facility, which permits borrowings and letters of credit of up to $75.0 million (the “2017 Revolving Credit Facility”), of which up to $25.0 million may be used or issued as standby and trade letters of credit;

(ii)	a $960.0 million Dollar-denominated term credit facility (the “2017 First Lien Dollar Term Credit Facility”); and
(iii)	a €250.0 million Euro-denominated term credit facility (the “2017 First Lien Euro Term Credit Facility”) and, together with the 2017 First Lien Dollar Term Credit Facility, the “2017 First Lien Term Credit Facility” and collectively with the 2017 Revolving Credit Facility, the “2017 First Lien Credit Facility”).

The Company used the proceeds from the 2017 First Lien Term Credit Facility to repay all amounts then outstanding under the 2016 First Lien Credit Facility, all amounts outstanding under the 2016 Second Lien Credit Facility, pay all related fees and expenses, and retained remaining cash for general corporate purposes. The Company terminated the 2016 Second Lien Credit Facility in connection with establishing the 2017 First Lien Credit Facility.

The obligations under the 2017 First Lien Credit Facility are collaterized by substantially all of the assets of Cision’s subsidiary, Canyon Companies S.à.r.l. and each of its subsidiaries organized in the United States (or any state thereof), the United Kingdom, the Netherlands, Luxembourg, and Ireland, subject to certain exceptions.

Interest is charged on U.S. dollar borrowings under the 2017 First Lien Credit Facility, at the Company’s option, at a rate based on (1) the adjusted LIBOR (a rate equal to the London interbank offered rate adjusted for statutory reserves) or (2) the alternate base rate (a rate that is highest of the (i) Deutsche Bank AG, New York Branch’s prime lending rate, (ii) the overnight federal funds rate plus 50 basis points or (iii) the one-month adjusted LIBOR plus 1%), in each case, plus an applicable margin.

The margin applicable to loans under the 2017 First Lien Dollar Term Credit Facility bearing interest at the alternate base rate is 3.25%; the margin applicable to loans under the 2017 First Lien Dollar Term Credit Facility bearing interest at the adjusted LIBOR is 4.25%, provided that each such rate is reduced by 25 basis points if the first lien net leverage ratio of Canyon Companies S.à.r.l. and its restricted subsidiaries under the 2017 First Lien Credit Facility is less than or equal to 4.00:1.00 at the end of the most recent fiscal quarter. Interest is charged on Euro borrowings under the 2017 First Lien Credit Facility at a rate based on the adjusted EURIBOR (a rate equal to the Euro interbank offered rate adjusted for statutory reserves), plus an applicable margin. The margin applicable to loans under the 2017 First Lien Euro Term Credit Facility bearing interest at the adjusted LIBOR is 4.25%, provided that each such rate is reduced by 25 basis points if the first lien net leverage ratio of Canyon Companies S.à.r.l. and its restricted subsidiaries under the 2017 First Lien Credit Facility is less than or equal to 4.00:1.00 at the end of the most recent fiscal quarter. As of September 30, 2017, the applicable interest rate under the 2017 First Lien Dollar Term Credit Facility and the 2017 First Lien Euro Term Credit Facility was 5.58% and 4.25%, respectively.

The margin applicable to loans under the 2017 Revolving Credit Facility bearing interest at the alternate base rate, the adjusted LIBOR, and the adjusted Euro interbank offered rate bear interest at rates of 3.00%, 4.00%, and 4.00% respectively; provided that each such rate is reduced by 25 basis points if the first lien net leverage ratio of Canyon Companies S.à.r.l. and its restricted subsidiaries under the 2017 First Lien Credit Facility is less than or equal to 4.00:1.00 at the end of the most recent fiscal quarter. The maturity dates of the 2017 Revolving Credit Facility and the 2017 First Lien Term Credit Facility are June 16, 2022 and June 16, 2023, respectively.

As of September 30, 2017, the Company had no outstanding borrowings and $1.3 million of outstanding letters of credit under the 2017 Revolving Credit Facility and $1,256 million outstanding under the 2017 First Lien Credit Facility.

The Company incurred approximately $10.0 million in financing costs in connection with the 2017 First Lien Credit Facility, of which $1.0 million was recorded as a loss on extinguishment of debt and the remaining $9.0 million was offset against the debt. All financing costs are being amortized using the effective interest method.

Notes to Condensed Consolidated Financial Statements (continued)

The Company will make quarterly principal payments starting December 31, 2017 under each of the 2017 First Lien Dollar Term Credit Facility of $2.4 million and the 2017 First Lien Euro Term Credit Facility of €0.6 million (which amount may be reduced by the application of voluntary and mandatory prepayments pursuant to the terms of the 2017 First Lien Credit Facility), with the remaining balance due June 16, 2023.

The Company may also be required to make certain mandatory prepayments of the 2017 First Lien Credit Facility out of excess cash flow and upon the receipt of proceeds of asset sales and certain insurance proceeds (in each case, subject to certain minimum dollar thresholds and rights to reinvest the proceeds as set forth in the 2017 First Lien Credit Facility).

 The 2017 First Lien Credit Facility includes a total net leverage financial maintenance covenant. Such covenant requires that, as of the last day of each fiscal quarter, the total net leverage ratio of Canyon Companies S.à.r.l. and its restricted subsidiaries under the 2017 First Lien Credit Facility cannot exceed the applicable ratio set forth in the 2017 First Lien Credit Facility for such quarter (subject to certain rights to cure any failure to meet such ratio as set forth in the 2017 First Lien Credit Facility). The 2017 First Lien Credit Facility is also subject to certain customary affirmative covenants and negative covenants. Under the 2017 First Lien Credit Facility, the Company’s subsidiaries are prohibited from making cash dividends, subject to certain exceptions, including that the subsidiaries are permitted to declare and pay cash dividends (x) in an amount that does not exceed the sum of (i) $50.0 million, plus (ii) the sum of the amount (which amount shall not be less than zero) equal to 50% of consolidated net income of the subsidiaries from January 1, 2016 to the end of the most recent quarter subject to certain conditions, plus (iii) certain other amounts set forth in the definition of “Available Amount” in the 2017 First Lien Credit Facility or (y) so long as the total net leverage ratio under the 2017 First Lien Credit Facility does not exceed 3.75 to 1.00. As of September 30, 2017, the Company was in compliance with these covenants.

The 2017 First Lien Credit Facility provides that an event of default will occur upon specified change of control events. “Change in Control” is defined to include, among other things, the failure by Cision Owner, its affiliates and certain other “Permitted Holders” to beneficially own, directly or indirectly through one or more holding company parents of Cision, a majority of the voting equity of the borrower thereunder. See “Risk Factors — Cision’s 2016 First Lien and Second Lien Credit Agreements Contain Change of Control Provisions that Will Require Cision to Amend or Refinance this Indebtedness” in the Company’s Registration Statement on Form S-4 filed on June 14, 2017.

2016 First Lien Credit Facility

On June 16, 2016, in connection with the acquisition of PR Newswire, the Company entered into a $1,175 million credit agreement with Deutsche Bank AG, New York Branch, as administrative agent and collateral agent, and a syndicate of commercial lenders from time to time party thereto. The 2016 First Lien Credit Facility consisted of:

(i)	a revolving credit facility, which permitted borrowings and letters of credit up to $75.0 million (the “2016 Revolving Credit Facility”), of which up to $25.0 million may be used or issued as standby and trade letters of credit; and
(ii)	a $1,100 million term credit facility (the “2016 First Lien Term Credit Facility” and, together with the 2016 Revolving Credit Facility, the “2016 First Lien Credit Facility”).

The Company used the proceeds from the 2016 First Lien Credit Facility, along with proceeds from the 2016 Second Lien Credit Facility, cash equity from the sponsor and cash from the balance sheet to consummate the acquisition of PR Newswire, refinance the existing debt and pay related fees and expenses.

Interest was charged on U.S. dollar borrowings under the 2016 First Lien Credit Facility, at the Company’s option, at a rate based on (1) the adjusted LIBOR (a rate equal to the London interbank offered rate adjusted for statutory reserves, but which amount cannot be less than 1%) or (2) the alternate base rate (a rate that was highest of the (i) Deutsche Bank AG, New York Branch’s prime lending rate, (ii) the overnight federal funds rate plus 50 basis points, (iii) the one-month adjusted LIBOR plus 1% or (iv) 2%), in each case, plus an applicable margin. The margin applicable to loans under the 2016 First Lien Credit Facility bearing interest at the alternate base rate was 5.00%; the margin applicable to loans under the 2016 First Lien Credit Facility bearing interest at the adjusted LIBOR was 6.00%. Revolving borrowings in Canadian dollars bear interest at the adjusted Canadian dollar banker’s acceptance rate plus an applicable margin; revolving borrowings in Euro bear interest at the Euro interbank offered rate plus an applicable margin. The margin applicable to loans under the 2016 Revolving Facility bearing interest at the alternate base rate, the adjusted LIBOR, the adjusted Canadian dollar banker’s acceptance rate and the adjusted Euro interbank offered rate bear interest at rates of 4.75%, 5.75%, 5.75% and 5.75%, respectively, provided that each such rate is reduced by 25 basis points if the senior secured first lien net leverage ratio of Canyon Companies S.à.r.l. and its restricted subsidiaries under the 2016 First Lien Credit Facility is less than or equal to 3.50:1.00 at the end of the most recent fiscal quarter.

On March 17, 2017, the Company entered into an incremental amendment to the 2016 First Lien Credit Facility, which provided for an incremental borrowing of $30.0 million of incremental term loans, which term loans were fungible with the 2016 First Lien Term Credit Facility. The proceeds of the incremental facility were used to fund the acquisition of Bulletin Intelligence and related transactions, to pay certain fees, costs and other expenses in connection with the Bulletin Intelligence acquisition, for the incremental amendment and for general corporate purposes.

Notes to Condensed Consolidated Financial Statements (continued)

On August 4, 2017, the Company repaid all amounts outstanding under the 2016 First Lien Credit Facility. The repayment of the 2016 First Lien Credit Facility was evaluated as a debt modification versus an extinguishment under applicable guidance and as a result, the Company recorded a loss on extinguishment of debt of $22.6 million during the three months ended September 30, 2017.

The Company incurred approximately $81.9 million in financing costs with the lenders in connection with the entry into the 2016 First Lien Credit Facility, which were offset against the debt. All financing costs were amortized using the effective interest method.

2016 Second Lien Credit Facility

On June 16, 2016, in connection with the acquisition of PR Newswire, the Company entered into a second lien credit agreement with Deutsche Bank AG, New York Branch, as administrative agent and collateral agent, and a syndicate of commercial lenders from time to time party thereto. The second lien credit agreement consisted of a $370.0 million credit facility (“2016 Second Lien Credit Facility”). The Company used the proceeds from the 2016 Second Lien Credit Facility, along with proceeds from the 2016 First Lien Credit Facility, cash equity from the sponsor and cash from the balance sheet to consummate the acquisition of PR Newswire, refinance the existing debt and pay related fees and expenses.

Interest was charged on borrowings under the 2016 Second Lien Credit Facility, at the Company’s option, at a rate based on (1) the adjusted LIBOR (a rate equal to the London interbank offered rate adjusted for statutory reserves, but which amount cannot be less than 1%) or (2) the alternate base rate (a rate that is highest of the (i) Deutsche Bank AG, New York Branch’s prime lending rate, (ii) the overnight federal funds rate plus 50 basis points, (iii) the one-month adjusted LIBOR plus 1% or (iv) 2%), in each case, plus an applicable margin. The margin applicable to loans under the 2016 Second Lien Credit Facility bearing interest at the alternate base rate was 8.50%; the margin applicable to loans under the 2016 Second Lien Credit Facility bearing interest at the adjusted LIBOR was 9.50%.

The obligations under the 2016 Second Lien Credit Facility were secured by substantially all of the assets of Canyon Companies S.à.r.l. and each of its subsidiaries organized in the United States (or any state thereof), the United Kingdom, the Netherlands, Luxembourg, and Ireland, subject to certain exceptions. The liens granted to the lenders under the 2016 Second Lien Credit Facility were junior to the liens granted to the lenders under the 2016 First Lien Credit Facility pursuant to the terms of an intercreditor agreement.

The 2016 Second Lien Credit Facility included a total net leverage financial maintenance covenant. Such covenant requires that, as of the last day of each fiscal quarter, the total net leverage ratio of Canyon Companies S.à.r.l. and its restricted subsidiaries under the 2016 Second Lien Credit Facility cannot exceed the applicable ratio set forth in the 2016 Second Lien Credit Facility for such quarter (subject to certain rights to cure any failure to meet such ratio as set forth in the 2016 Second Lien Credit Facility). The 2016 Second Lien Credit Facility was also subject to certain customary affirmative covenants and negative covenants. Under the 2016 Second Lien Credit Facility, the Company’s subsidiaries were prohibited from making cash dividends, subject to certain exceptions, including that the subsidiaries were permitted to declare and pay cash dividends (x) in an amount that does not exceed the sum of (i) $57.5 million, plus (ii) the sum of the amount (which amount shall not be less than zero) equal to 50% of consolidated net income of the subsidiaries from January 1, 2016 to the end of the most recent quarter subject to certain conditions, plus (iii) certain other amounts set forth in the definition of “Available Amount” in the 2016 Second Lien Credit Facility or (y) so long as the total net leverage ratio under the 2016 Second Lien Credit Facility does not exceed 3.75 to 1.00.

On July 7, 2017, in connection with the consummation of the merger with Capitol, the Company repaid $294.0 million of the principal amount outstanding under the 2016 Second Lien Credit Facility, plus a 1% penalty and accrued interest. The Company concluded this resulted in an extinguishment of debt and recorded a loss of $23.3 million during the three months ended September 30, 2017.

On August 4, 2017, the Company repaid all amounts outstanding under the 2016 Second Lien Credit Facility. The repayment of the 2016 Second Lien Credit Facility was evaluated as a debt modification versus an extinguishment under applicable guidance and as a result, the Company recorded a loss on extinguishment of debt of $5.0 million during the three months ended September 30, 2017.

The Company incurred approximately $24.0 million in financing costs with the lenders in connection with the entry into the 2016 Second Lien Credit Facility, which were offset against the debt. All financing costs were amortized over the term of the second lien credit agreement.

The fair value of the Company’s First Lien Credit Facility at September 30, 2017 and December 31, 2016 was $1,270 million and $1,082 million, respectively, and the fair value of the Company’s 2016 Second Lien Credit Facility at December 31, 2016 was $364.9 million. The fair value of the Company’s First and Second Lien debt was considered Level 2 in the fair value hierarchy.

Notes to Condensed Consolidated Financial Statements (continued)

Future Minimum Principal Payments

Future minimum principal payments of debt as of September 30, 2017 are as follows:

(in thousands)
Remainder of 2017	$3,139
2018	12,555
2019	12,555
2020	12,555
2021	12,555
Thereafter	1,202,153
$1,255,512

6. Stockholders’ Equity and Equity-Based Compensation

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2017 and December 31, 2016, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 480,000,000 shares of common stock with a par value of $0.0001 per share.

Prior to the Merger, Cision Owner issued equity units to employees for compensation purposes pursuant to the terms of its limited partnership agreement. Stock-based compensation was recorded based on the grant date fair values of these awards and will continue to be recorded until full vesting of these units has occurred. As a result of the consummation of the Merger, these outstanding units, held by Cision Owner, were converted into common stock of Cision. Any forfeitures of unvested units will be redistributed to existing unit holders and not returned to the Company. Equity awards to employees subsequent to the Merger will be made pursuant to the Company’s 2017 Omnibus Incentive Plan described below.

Equity-based compensation is classified in the condensed consolidated statements of operations in a manner consistent with the statements of operations’ classification of an employee’s salary and benefits as follows for continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Cost of revenue	$84	$71	$225	$199
Selling and marketing	65	74	175	175
R&D	70	139	249	436
G&A	799	1,124	2,295	3,214
Total equity-based compensation expense	$1,018	$1,408	$2,944	$4,024

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

Notes to Condensed Consolidated Financial Statements (continued)

The Company estimated the fair value of employee stock options using the Black-Scholes option pricing model. The fair values of stock options granted under the 2017 Plan were estimated using the following assumptions:

Three and Nine Months Ended September 30, 2017
Stock price volatility	50%
Expected term (years)	6.3
Risk-free interest rate	2.0%
Dividend yield	0%

A summary of employee stock option activity for the nine months ended September 30, 2017 under the Company’s 2017 Plan is presented below:

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Contractual Term	Aggregate Intrinsic Value

Options outstanding as of December 31, 2016	—	$—	—	$—
Granted	691,500	12.78	10.0	165,960
Exercised	—	—	—	—
Forfeited	—	—	—	—
Options outstanding as of September 30, 2017	691,500	$12.78	10.0	$165,960

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the quoted closing price of the Company’s common stock as of September 30, 2017.

A summary of restricted stock units activity for the nine months ended September 30, 2017 under the Company’s 2017 Plan is presented below:

	Number of Shares Underlying Stock Awards	Weighted-Average Grant Date Fair Value
Restricted stock units outstanding as of December 31, 2016	—	$—
Granted	23,000	12.78
Vested	—	—
Forfeited	—	—
Restricted stock units outstanding as of September 30, 2017	23,000	$12.78

Notes to Condensed Consolidated Financial Statements (continued)

7. Net Loss Per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period as retroactively adjusted for the Merger (Note 2). For the three and nine months ended September 30, 2017 and 2016, the Company has excluded the potential effect of warrants to purchase shares of common stock totaling 281,019 shares, additional earn out shares, as described in Note 1, and the dilutive effect of stock options and restricted stock awards, as described in Note 6, in the calculation of diluted loss per share, as the effect would be antidilutive due to losses incurred. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented below.

	Three Months Ended September 30,
(in thousands, except share and per share data)	2017	2016
Numerator:
Net loss	$(46,409)	$(39,539)
Denominator:
Weighted-average shares outstanding – basic and diluted	120,584,316	28,369,644

Net loss per share – basic and diluted	$(0.38)	$(1.39)

	Nine Months Ended September 30,
(in thousands, except share and per share data)	2017	2016
Numerator:
Net loss	$(88,550)	$(74,651)
Denominator:
Weighted-average shares outstanding – basic and diluted	60,120,689	28,369,644

Net loss per share – basic and diluted	$(1.47)	$(2.63)

8. Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate adjusted to reflect the tax impact of items discrete to the fiscal period. The effective tax rate for the nine months ended September 30, 2017 was approximately 24.0%, resulting in a tax benefit due to pre-tax loss and reversal of deferred tax liabilities relating to intangibles. The Company expects an annual effective tax rate in 2017 to be a benefit of approximately 24.5%. That rate includes the unfavorable impact of nondeductible transaction costs and nondeductible goodwill. The rate also includes an increase in the valuation allowance expected to be necessary at the end of the year for certain disallowed interest originating during the year. The effective tax rate for the three months ended September 30, 2017 was a benefit of 22.7%. The benefit from income taxes for the quarter ended September 30, 2017 was primarily driven by non-operating losses resulting from significant interest expense and the reversal of deferred tax liabilities relating to intangible assets.

The effective tax rate for the nine months ended September 30, 2016 was a benefit of 38.2%, and was significantly impacted by the reversal of the valuation allowance on U.S. deferred tax assets that was necessary upon the acquisition of PR Newswire that occurred in June 2016. The rate also includes the unfavorable impact of nondeductible stock-based compensation, nondeductible transaction costs and nondeductible interest. The effective tax rate for the three months ended September 30, 2016 was a benefit of 25.0%. The benefit from income taxes for the quarter ended September 30, 2016 was primarily driven by non-operating losses resulting from significant interest expense and the reversal of deferred tax liabilities relating to intangible assets.

The Company’s estimates related to liabilities for uncertain tax positions require it to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If it determines it is more likely than not that a tax position will be sustained based on its technical merits, the Company records the impact of the position in its condensed consolidated financial statements at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. The estimates are updated at each reporting date based on the facts, circumstances and information available. As of September 30, 2017, the Company believes the reasonably possible total amount of unrecognized tax benefits that could increase or decrease in the next twelve months as a result of various statute expirations, audit closures, and/or tax settlements would not be material to its condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (continued)

9. Commitments and Contingencies

The Company has various non-cancelable operating leases, primarily related to office real estate, that expire through 2035 and generally contain renewal options for up to five years. Lease incentives, payment escalations and rent holidays specified in the lease agreements are accrued or deferred as appropriate as a component of rent expense which is recognized on a straight-line basis over the terms of occupancy. As of September 30, 2017 and December 31, 2016, deferred rent of $8.4 million and $9.4 million, respectively, is included in other liabilities.

The Company also leases computer and office equipment under non-cancelable capital leases and other financing arrangements that expire through 2017.

Rent expense was $4.3 million and $4.2 million for the three months ended September 30, 2017 and 2016, respectively, and $10.9 million and $8.6 million for the nine months ended September 30, 2017 and 2016, respectively.

Litigation and Claims

The Company from time to time is subject to lawsuits, investigations and claims arising out of the ordinary course of business, including those related to commercial transactions, contracts, government regulation, and employment matters. In the opinion of management, based on all known facts, all such matters are either without merit or are of such kind, or involve such amounts that would not have a material effect on the financial position or results of operations of the Company if disposed of unfavorably.

10. Geographic Information

The following table lists revenue for the three and nine months ended September 30, 2017 and 2016 by geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Revenue:
Americas – U.S.	$100,125	$102,851	$306,167	$214,329
Rest of Americas	12,563	11,763	38,040	17,988
EMEA	40,307	30,645	100,430	80,674
APAC	6,734	5,519	18,041	6,317
	$159,729	$150,778	$462,678	$319,308

The following table lists long-lived assets, net of amortization, as of September 30, 2017 and December 31, 2016 by geographic region:

(in thousands)	September 30, 2017	December 31, 2016
Long-lived assets, net
Americas – U.S.	$1,162,481	$1,188,000
Rest of Americas	118,110	115,223
EMEA	340,359	313,373
APAC	30,009	30,880
	$1,650,959	$1,647,476

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

Overview

We are a leading global provider of PR software, media distribution, media intelligence and related professional services according to Burton-Taylor International Consulting LLC, as measured by total revenue. Public relations and communications professionals use our products and services to help manage, execute, and measure their strategic public relations and communications programs. Similar to Bloomberg for finance professionals, LinkedIn for HR professionals, and Salesforce for sales professionals, we are an industry standard SaaS solution for PR and marketing professionals, and are deeply embedded in industry workflow. We deliver a sophisticated, easy-to-use platform for communicators to reach relevant media influencers and craft compelling campaigns that impact customer behavior. With rich monitoring and analytics, Cision Communications Cloud® (“C3”), a cloud-based platform that integrates each of our point solutions into a single unified interface, arms brands with the insights they need to link their earned media to strategic business objectives, while aligning it with owned and paid channels. This platform enables companies and brands to build consistent, meaningful and enduring relationships with influencers and buyers in order to amplify their marketplace influence. We have more than 75,000 customers and an expansive global reach, spanning most major international markets around the globe including those outside of the United States such as Canada, China, India, EMEA, and Latin America, which, in aggregate, accounted for 32% of our 2016 revenue.

The Merger and Formation of Cision Ltd. On June 29, 2017, at an Annual Meeting of stockholders, the parties to the Agreement and Plan of Merger, dated as of March 19, 2017 and amended as of April 7, 2017, by and among Capitol Acquisition Corp. III (“Capitol”), Capitol Acquisition Holding Company Ltd., renamed Cision Ltd. on June 29, 2017 (“Holdings”), Capitol Acquisition Merger Sub, Inc. (“Merger Sub”), Canyon Holdings (Cayman), L.P. (“Cision Owner”) and Cision Luxco (“Canyon Holdings S.à r.l.”) (the “Merger Agreement”), consummated (a) the contribution by Cision Owner of all of its share capital and convertible preferred equity certificates in Canyon Holdings S.à.r.l. in exchange for shares and warrants of Holdings and (b) the merger of Merger Sub with and into Capitol with Capitol being the surviving entity in the merger (together, the “Transactions”). At the Annual Meeting of stockholders on June 29, 2017, holders of 490,078 shares of Capitol common stock exercised their rights to convert those shares to cash at a conversion price of approximately $10.04 per share, or an aggregate of approximately $4.9 million. The per share conversion price of approximately $10.04 for holders of public shares electing conversion was paid out of Capitol’s trust account, which had a balance immediately prior to the closing of approximately $326.3 million. Of the remaining funds in the trust account: (i) approximately $16.2 million was used to pay Capitol’s transaction expenses and (ii) the balance of approximately $305.2 million was released to Cision to be used for working capital and general corporate purposes, including to pay down $294.0 million of the 2016 Second Lien Credit Facility, plus a 1% fee and interest. Immediately after giving effect to the Transactions (including as a result of the conversions described above and certain forfeitures of Capitol common stock and warrants immediately prior to the closing), there were 120,512,402 ordinary shares and warrants to purchase 24,375,596 ordinary shares of Cision issued and outstanding. Upon the closing, Capitol’s common stock, warrants and units ceased trading, and Cision’s ordinary shares and warrants began trading on the NYSE and NYSE MKT, respectively, under the symbol “CISN” and “CISN WS,” respectively.

Acquisitions and Divestitures

Acquisition of Viralheat.  On March 20, 2015, we acquired substantially all of the assets of Viralheat, Inc. (“Viralheat”), a social media engagement platform for $4.5 million in cash.

Divestiture of Cision UK and Vocus UK.  On June 24, 2015, we divested certain assets of our Cision UK and Vocus UK businesses for approximately $2.1 million in cash.

Acquisition of PR Newswire.  On June 16, 2016, we acquired substantially all of the assets of PR Newswire (“PR Newswire”), a provider of premium wire distribution services for $813.3 million in cash and the issuance of Class A LP Units of Cision Owner with a value of $40.0 million.

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

Acquisition of Bulletin Intelligence.  On March 27, 2017, we acquired all of the outstanding membership interests of Bulletin Intelligence, LLC, Bulletin News Network, LLC and Bulletin News Investment, LLC (collectively, “Bulletin Intelligence”), which has written the daily White House News Summary for the Executive Office of the President since 2001, and which also provides custom, expert-curated executive briefings to the CEOs and C-suites of many of the U.S.’ largest businesses, for $60.5 million in cash, issuance of 70,000 Class A LP units of Cision Owner, with a value of $5.2 million, and contingent consideration valued at $6.1 million.

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

Our separate units of accounting consist of subscription services, transactional services and professional services. The subscription services include access to our cloud-based software, hosting services, content and content updates and customer support. Our subscription agreements are typically one to three years in length and are non-cancelable, though customers have the right to terminate their agreements for cause if we materially breach our obligations under the agreement. Subscription agreements do not provide customers the right to take possession of the software at any time. We do not charge customers an up-front fee for use of the technology. Implementation activities are insignificant and not subject to a separate fee. In certain cases, we charge annual membership fees which are recognized over the one-year membership period.

We also distribute individual news releases to thousands of distribution points on the Internet, which are then indexed by major search engines and also directly to journalists and other key constituents. Dependent on the nature of the contract with the customer, we recognize revenue on a subscription basis over the term of the subscription, or on a per-transaction basis when the press releases are made available to the public.

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

Cost of Revenue and Operating Expenses

Cost of Revenue.  Cost of revenue consists primarily of compensation for training, editorial and support personnel, hosting and network infrastructure costs, royalty and license fees for content, press release distribution costs, third-party contractor fees, equipment and software maintenance costs, amortization of our proprietary database and purchased technology, amortization of capitalized software development costs, and depreciation associated with computer equipment and software.

Sales and Marketing Expenses.  Our sales and marketing expenses consist primarily of compensation for our sales and marketing personnel, related travel costs, sales commissions and incentives, marketing programs, promotional events, webinars, and other brand building expenses.

Research and Development Expenses.  Our research and development expenses consist primarily of compensation for our software application development personnel and fees to third-party software development firms. Capitalized software development costs are amortized using the straight-line method over the useful life of the software, which is generally two years. All other research and developmental costs are expensed as incurred.

General and Administrative Expenses.  Our general and administrative expenses consist primarily of compensation and related expenses for general corporate functions such as executive, legal, finance, human resources, and administrative personnel, as well as costs for external legal, accounting and other professional services, acquisition and other related expenses, restructuring costs, third-party payment processing and credit card fees, facilities rent, and other corporate expenses.

Depreciation and Amortization.  Depreciation includes depreciation of property, equipment and software. Assets acquired under capital leases and leasehold improvements are amortized. Amortization of assets acquired under capital leases is included in depreciation and amortization expense. When assets are retired or otherwise disposed of, the asset and related accumulated depreciation are eliminated from the accounts and resulting gain or loss is recorded in the results of operations. Amortization of intangible assets consist primarily of the amortization of intangibles related to trade name, brand, and customer relationships acquired through our acquisitions of Vocus, Visible, Gorkana, Viralheat, PR Newswire, Bulletin Intelligence, and Argus.

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

Impact of Foreign Exchange Rates

We report in U.S. dollars, and the functional currency of our foreign operating subsidiaries is the local currency, including the British Pound, the Euro, the Swedish Krona and the Canadian Dollar. Many of these currencies have weakened significantly against the U.S. dollar since the end of 2014. Approximately 34% of our revenues are generated in non-U.S. dollar-denominated currencies. The financial statements of these subsidiaries are translated into U.S. dollars using exchange rates in effect at each balance sheet date for assets and liabilities and average exchange rates during the period for revenues and expenses. To the extent we experience significant currency fluctuations, our results of operations may be impacted.

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

Key Performance Measures

The measures of revenue and Adjusted EBITDA are the measures currently utilized by management to assess performance, and we disclose these measures to investors to assist them in providing a meaningful understanding of our performance. We are in the process of an operational, technological and financial integration effort for all recently combined businesses, particularly with respect to the acquisition of PR Newswire, which we acquired in June 2016. One of our current objectives is to identify the most relevant key performance indicators to stakeholders for the fully integrated business. The determination as to when we will be able to identify these performance measures will be dependent on our ability to migrate customers from legacy platforms onto the C3 platform. When such integration and implementation is complete and such measures are available and utilized by management, these measures will be included in future disclosures to investors.

Results of Operations

This section includes a summary of our historical results of operations, followed by detailed comparisons of our results for (i) the three months ended September 30, 2017 and 2016 and (ii) nine months ended September 30, 2017 and 2016. We have derived this data from our unaudited condensed consolidated financial statements included elsewhere in this report.

The following table shows certain income statement data in thousands of dollars and percentages for the periods indicated:

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016		Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
Revenue	$159,729	100.0%	$150,778	100.0%	$462,678	100.0%	$319,308	100.0%
Cost of revenue	53,287	33.4%	51,581	34.2%	147,571	31.9%	112,238	35.2%
Gross profit	106,442	66.6%	99,197	65.8%	315,107	68.1%	207,070	64.8%
Operating costs and expenses:
Sales and marketing	27,931	17.5%	28,839	19.1%	83,231	18.0%	64,077	20.1%
Research and development	5,661	3.5%	7,050	4.7%	16,679	3.6%	14,348	4.5%
General and administrative	36,127	22.6%	44,360	29.4%	117,819	25.5%	98,681	30.9%
Amortization of intangible assets	22,829	14.3%	26,018	17.3%	66,306	14.3%	51,619	16.2%
Total operating costs and expenses	92,548	57.9%	106,267	70.5%	284,035	61.4%	228,725	71.6%
Operating income (loss)	13,894	8.7%	(7,070)	(4.7)%	31,072	6.7%	(21,655)	(6.8)%
Non operating income (losses):
Foreign exchange gains (losses)	802	0.5%	454	0.3%	(1,832)	(0.4)%	6,103	1.9%
Interest and other income, net	177	0.1%	382	0.3%	2,450	0.5%	650	0.2%
Interest expense	(23,063)	(14.4)%	(46,472)	(30.8)%	(96,306)	(20.8)%	(82,292)	(25.8)%
Loss on extinguishment of debt	(51,872)	(32.5)%	—	—	(51,872)	(11.2)%	(23,591)	(7.4)%
Total non operating loss	(73,956)	(46.3)%	(45,636)	(30.3)%	(147,560)	(31.9)%	(99,130)	(31.0)%
Loss before income taxes	(60,062)	(37.6)%	(52,706)	(35.0)%	(116,488)	(25.2)%	(120,785)	(37.8)%
Benefit from income taxes	(13,653)	(8.5)%	(13,167)	(8.7)%	(27,938)	(6.0)%	(46,134)	(14.4)%
Net loss	$(46,409)	(29.1)%	$(39,539)	(26.2)%	$(88,550)	(19.1)%	$(74,651)	(23.4)%

Net Income to Adjusted EBITDA Reconciliation

We define Adjusted EBITDA as net income (loss), determined in accordance with GAAP, for the period presented, before depreciation and amortization, interest expense and loss on extinguishment of debt, and income taxes, further adjusted to exclude the following items: (a) acquisition-related costs and expenses; including severance costs; (b) stock-based compensation expense; (c) deferred revenue reduction from purchase accounting; (d) gains or losses related to divested businesses or assets groups; (e) sponsor fees and expenses; and (f) unrealized (gain) or loss on foreign currency translation.

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

The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. You should read this discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and the related notes thereto also included within.

The following table outlines the reconciliation from net loss to Adjusted EBITDA for the periods indicated:

(in thousands)	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net loss	$(46,409)	$(39,539)	$(88,550)	$(74,651)
Depreciation and amortization	36,102	40,511	103,392	87,552
Interest expense and loss on extinguishment of debt	74,935	46,472	148,178	105,883
Income tax	(13,653)	(13,167)	(27,938)	(46,134)
Acquisition-related costs and expenses	5,234	13,268	25,524	35,958
Stock-based compensation	1,018	1,408	2,944	4,024
Deferred revenue reduction from purchase accounting	646	584	751	584
Gain on sale of business	—	—	(1,785)	—
Sponsor fees and expenses	—	125	284	451
Unrealized translation (gain) loss	(843)	1,156	1,551	(4,478)
Adjusted EBITDA	$57,030	$50,818	$164,351	$109,189

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Revenue

Revenue increased $9.0 million, or 5.9%, from $150.8 million for the quarter ended September 30, 2016 to $159.7 million for the quarter ended September 30, 2017. This increase was primarily driven by our acquisitions of Bulletin Intelligence and Argus, an increase in the U.S. dollar versus foreign currencies, principally the Canadian Dollar and the Euro, offset by our divestiture of PR Newswire’s Vintage and Agility businesses, lower revenues from customers, resulting in part from our increased focus on bundled solutions, and lowered prices on certain renewed contracts resulting from price competition. Revenue from Bulletin Intelligence and Argus for the quarter ended September 30, 2017 was $16.6 million. Revenue from PR Newswire’s Vintage and Agility businesses was $6.0 million for the three months ended September 30, 2016. Revenue, excluding Vintage, Agility, Bulletin Intelligence and Argus, declined from $144.7 million in the three months ended September 30, 2016 to $143.2 million for the three months ended September 30, 2017. The increase in the U.S. dollar versus the Canadian Dollar, the Euro, and other foreign currencies in 2017 versus 2016 increased revenue by approximately $1.8 million for the quarter ended September 30, 2017.

Cost of Revenue

Cost of revenue increased $1.7 million, or 3.3%, from $51.6 million for the quarter ended September 30, 2016 to $53.3 million for the quarter ended September 30, 2017. This increase was primarily driven by our acquisitions of Bulletin Intelligence and Argus and an increase in the U.S. dollar versus foreign currencies, principally the Canadian Dollar and the Euro, offset by a $2.4 million reduction in amortization and depreciation expense (exclusive of Bulletin Intelligence and Argus), a $4.0 million reduction in our compensation costs, a $1.3 million reduction in consulting costs and a $1.2 million reduction in data and news costs and distribution costs (all resulting from our realization of integration cost synergies, and excluding Bulletin Intelligence and Argus). Cost of revenue from Bulletin Intelligence and Argus for the quarter ended September 30, 2017 was $10.6 million. The increase in the U.S. dollar versus the Canadian Dollar, the Euro, and other foreign currencies in 2017 versus 2016 increased our cost of revenue by approximately $0.6 million for the quarter ended September 30, 2017.

Sales and Marketing

Sales and marketing expenses decreased $0.9 million, or 3.1%, from $28.8 million for the quarter ended September 30, 2016 to $27.9 million for the quarter ended September 30, 2017. This decrease was primarily driven by a $1.9 million reduction in our sales and marketing compensation costs resulting from our realization of integration cost synergies and a $1.3 million reduction in our marketing program costs resulting from the consolidation of third-party contracts and reduced paid advertising costs (all excluding Bulletin Intelligence and Argus), offset by our acquisitions of Bulletin Intelligence and Argus and an increase in the U.S. dollar versus foreign currencies, principally the Canadian Dollar and the Euro. Sales and marketing expenses from Bulletin Intelligence and Argus for the quarter ended September 30, 2017 were $2.3 million. The increase in the U.S. dollar versus the Canadian Dollar, the Euro, and other foreign currencies in 2017 versus 2016 increased our sales and marketing expenses by approximately $0.3 million for the quarter ended September 30, 2017.

Research and Development

Research and development expenses decreased $1.4 million, or 19.7%, from $7.1 million for the quarter ended September 30, 2016 to $5.7 million for the quarter ended September 30, 2017. This decrease was primarily driven by a $1.1 million reduction in our research and development compensation costs resulting from the realization of certain planned integration synergies and a $0.9 million reduction in third-party development costs (all excluding Bulletin Intelligence and Argus), offset by an increase in research and development costs from our acquisitions of Bulletin Intelligence and Argus. Research and development expenses from Bulletin Intelligence and Argus for the quarter ended September 30, 2017 were $0.5 million.

General and Administrative

General and administrative expenses decreased $8.2 million, or 18.6%, from $44.4 million for the quarter ended September 30, 2016 to $36.1 million for the quarter ended September 30, 2017. This decrease was primarily driven by an $8.4 million reduction in our general and administrative compensation costs resulting from the realization of certain planned integration synergies and lower severance expenses, a $3.3 million reduction in professional fees primarily resulting from lower merger and acquisition transaction expenses, a $1.9 million reduction in litigation settlement costs, and a $0.5 million reduction in bad debt expense (all excluding Bulletin Intelligence and Argus), offset by an increase in the U.S. dollar versus foreign currencies, principally the Canadian Dollar and the Euro and our acquisitions of Bulletin Intelligence and Argus. General and administrative expenses from Bulletin Intelligence and Argus for the quarter ended September 30, 2017 were $5.2 million. The increase in the U.S. dollar versus the Canadian Dollar, the Euro, and other foreign currencies in 2017 versus 2016 increased our general and administrative expenses by approximately $0.5 million for the quarter ended September 30, 2017.

Foreign Exchange Gains

We recognized a $0.8 million foreign exchange gain for the quarter ended September 30, 2017 compared to a $0.5 million foreign exchange gain for the quarter ended September 30, 2016 primarily due to fluctuations in foreign exchange rates that impacted the carrying value of certain intercompany notes.

Interest Expense

Interest expense decreased $23.4 million, or 50.4%, from $46.5 million for the quarter ended September 30, 2016 to $23.1 million for the quarter ended September 30, 2017. This decrease was primarily driven by the repayment of our $370.0 million 2016 Second Lien Credit Facility and the refinancing of our $1,175 million in debt under our 2016 First Lien Credit Facility, both of which occurred during the quarter ended September 30, 2017.

Loss on Extinguishment of Debt

In conjunction with the $294.0 repayment of the 2016 Second Lien Credit Facility in July 2017 and our debt refinancing transaction in August 2017, we repaid all amounts outstanding under the 2016 Second Lien Credit Facility and amended our 2016 First Lien Credit Facility. This was evaluated as a debt modification versus an extinguishment under applicable guidance and, as a result, we recorded a loss on extinguishment of debt of $51.9 million during the three months ended September 30, 2017.

Benefit From Income Taxes

Benefit from income taxes was $13.7 million for the quarter ended September 30, 2017 versus a benefit from income taxes of $13.2 million for the quarter ended September 30, 2016. The benefit from income taxes for the quarter ended September 30, 2017 was primarily driven by non-operating losses resulting from significant interest expense and the reversal of deferred tax labilities relating to intangible assets. The benefit from income taxes for the quarter ended September 30, 2016 was primarily driven by non-operating losses resulting from significant interest expense and the reversal of deferred tax liabilities relating to intangible assets.

Other Comprehensive Income (Loss)

Other comprehensive income was $13.4 million for the quarter ended September 30, 2017 versus a $9.9 million loss for the quarter ended September 30, 2016. Other comprehensive income for the quarter ended September 30, 2017 was primarily due to foreign currency translation gains that resulted from a strengthening of the U.S. dollar versus certain foreign currencies, primarily the Canadian Dollar and the Euro, since December 31, 2016. Other comprehensive loss for the three months ended September 30, 2016 resulted from significant depreciation of the U.S. dollar versus the British Pound that impacted the carrying value of the intangibles and goodwill in the UK that resulted from our acquisition of Gorkana.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Revenue

Revenue increased $143.4 million, or 44.9%, from $319.3 million for the nine months ended September 30, 2016 to $462.7 million for the nine months ended September 30, 2017. This increase was primarily driven by our acquisitions of PR Newswire, Bulletin Intelligence and Argus, offset by lower revenues from customers, resulting in part from our increased focus on bundled solutions, lowered prices on certain renewed contracts resulting from price competition, our divestiture of PR Newswire’s Vintage and Agility businesses, and a decline in the U.S. dollar versus foreign currencies, principally the British Pound and the Euro. Revenue from PR Newswire, Bulletin Intelligence and Argus for the nine months ended September 30, 2017 was $246.8 million. Included in this figure was approximately $3.4 million of revenue from Vintage and Agility. Revenue from PR Newswire for the nine months ended September 30, 2016 was $89.3 million. Included in this figure was approximately $7.4 million of revenue from Vintage and Agility. Revenue, excluding PR Newswire, Bulletin Intelligence and Argus, declined from $230.0 million in the nine months ended September 30, 2016 to $215.9 million for the nine months ended September 30, 2017. The decline in the U.S. dollar versus the British Pound, the Euro, and other foreign currencies in 2017 versus 2016 reduced revenue, excluding revenue from PR Newswire, Bulletin Intelligence and Argus, by approximately $3.1 million for the nine months ended September 30, 2017.

Cost of Revenue

Cost of revenue increased $35.3 million, or 31.5%, from $112.2 million for the nine months ended September 30, 2016 to $147.6 million for the nine months ended September 30, 2017. This increase was primarily driven by our acquisitions of PR Newswire, Bulletin Intelligence and Argus offset by a reduction in amortization and depreciation expense (excluding amortization and depreciation expense from PR Newswire, Bulletin Intelligence and Argus), a reduction in personnel costs resulting from our realization of integration cost synergies, a reduction in our content acquisition costs and a decline in the U.S. dollar versus foreign currencies, principally the British Pound and the Euro. Cost of revenue from PR Newswire, Bulletin Intelligence and Argus for the nine months ended September 30, 2017 was $70.7 million. Included in this figure was approximately $2.4 million from Vintage and Agility. Cost of revenue from PR Newswire for the nine months ended September 30, 2016 was $28.0 million. Included in this figure was approximately $3.9 million from Vintage and Agility. The decline in the U.S. dollar versus the British Pound, the Euro, and other foreign currencies in 2017 versus 2016 reduced our cost of revenue by approximately $1.4 million for the nine months ended September 30, 2017.

Sales and Marketing

Sales and marketing expenses increased $19.2 million, or 29.9%, from $64.1 million for the nine months ended September 30, 2016 to $83.2 million for the nine months ended September 30, 2017. This increase was primarily driven by our acquisitions of PR Newswire, Bulletin Intelligence and Argus, and an increase in professional fees, offset by a reduction in our paid advertising costs, and a decline in the U.S. dollar versus foreign currencies, principally the British Pound and the Euro. Sales and marketing expenses from PR Newswire, Bulletin Intelligence and Argus for the nine months ended September 30, 2017 were $37.2 million. Included in this figure was approximately $0.7 million from Vintage and Agility. Sales and marketing costs from PR Newswire for the nine months ended September 30, 2016 were $15.9 million. Included in this figure was approximately $2.5 million from Vintage and Agility. The decline in the U.S. dollar versus the British Pound, the Euro, and other foreign currencies in 2017 versus 2016 reduced our sales and marketing expenses by approximately $0.4 million for the nine months ended September 30, 2017.

Research and Development

Research and development expenses increased $2.3 million, or 16.3%, from $14.3 million for the nine months ended September 30, 2016 to $16.7 million for the nine months ended September 30, 2017. This increase was primarily driven by our acquisitions of PR Newswire, Bulletin Intelligence and Argus, offset by a reduction in our research and development compensation costs resulting from the realization of certain planned integration synergies, and a decline in the U.S. dollar versus foreign currencies, principally the British Pound and the Euro. Research and development expenses from PR Newswire, Bulletin Intelligence and Argus for the nine months ended September 30, 2017 were $9.3 million. Research and development costs from PR Newswire for the nine months ended September 30, 2016 were $4.3 million. The decline in the U.S. dollar versus the British Pound, the Euro, and other foreign currencies in 2017 versus 2016 reduced our research and development expenses by approximately $0.2 million for the nine months ended September 30, 2017.

General and Administrative

General and administrative expenses increased $19.1 million, or 19.4%, from $98.7 million for the nine months ended September 30, 2016 to $117.8 million for the nine months ended September 30, 2017. This increase was primarily driven by our acquisitions of PR Newswire, Bulletin Intelligence and Argus, offset by a $6.9 million reduction in acquisition-related costs and expenses, a reduction in our general and administrative compensation costs resulting from the realization of certain planned integration synergies, a reduction in facilities rental costs, a $1.2 million reduction in depreciation expense (excluding expenses from PR Newswire, Bulletin Intelligence, and Argus) and the impact of a decline in the U.S. dollar versus foreign currencies, principally the British Pound and the Euro. General and administrative expenses from PR Newswire, Bulletin Intelligence and Argus for the nine months ended September 30, 2017 were $57.3 million. Included in this figure was approximately $0.3 million from Vintage and Agility. General and administrative expenses from PR Newswire for the nine months ended September 30, 2016 were $25.4 million. Included in this figure was approximately $0.7 million from Vintage and Agility. The decline in the U.S. dollar versus the British Pound, the Euro, and other foreign currencies in 2017 versus 2016 reduced our general and administrative expenses by approximately $0.9 million for the nine months ended September 30, 2017.

Foreign Exchange Gains (Losses)

We recognized a $1.8 million foreign exchange loss for the nine months ended September 30, 2017 compared to a $6.1 million foreign exchange gain for the nine months ended September 30, 2016 primarily due to fluctuations in foreign exchange rates that impacted the carrying value of certain intercompany notes.

Interest and Other Income, Net

Interest and other income, net was $2.5 million for the nine months ended September 30, 2017 and $0.7 million for the nine months ended September 30, 2016, primarily driven by a $1.8 million gain on the sale of our Vintage business during the nine months ended September 30, 2017.

Interest Expense

Interest expense increased $14.0 million, or 17.0%, from $82.3 million for the nine months ended September 30, 2016 to $96.3 million for the nine months ended September 30, 2017. This increase was primarily driven by the increase in our debt under the 2016 Credit Facility that was entered into in connection with our acquisitions of PR Newswire and Bulletin Intelligence, offset by the repayment of our $370.0 million 2016 Second Lien Credit Facility and the refinancing of our $1,175 million in debt under our 2016 First Lien Credit Facility.

Loss on Extinguishment of Debt

In conjunction with the $294.0 repayment of the 2016 Second Lien Credit Facility in July 2017 and our debt refinancing transaction in August 2017, we repaid all amounts outstanding under the 2016 Second Lien Credit Facility and amended our 2016 First Lien Credit Facility. This was evaluated as a debt modification versus an extinguishment under applicable guidance and, as a result, we recorded a loss on extinguishment of debt of $51.9 million during the nine months ended September 30, 2017. In conjunction with our acquisition of PR Newswire in June 2016, we repaid our outstanding term loans and entered into our 2016 First Lien Credit Agreement. This was evaluated as a modification of debt under applicable guidance and as a result, we recorded a loss on extinguishment of debt of $23.6 million during the nine months ended September 30, 2016.

Benefit From Income Taxes

Benefit from income taxes was $27.9 million for the nine months ended September 30, 2017 compared to a benefit from income taxes of $46.1 million for the nine months ended September 30, 2016. The benefit from income taxes for the nine months ended September 30, 2017 was primarily driven by non-operating losses resulting from significant interest expense and the reversal of deferred tax liabilities relating to intangible assets. The benefit from income taxes for the nine months ended September 30, 2016 was primarily driven by the acquisition of PR Newswire which resulted in a reduction of valuation allowances in the U.S. group due to the establishment of deferred tax liabilities in purchase accounting. The deferred tax liabilities established in purchase accounting increased goodwill rather than creating deferred tax expense. In addition, the Company determined that the deferred tax liabilities established in purchase accounting supported the realization of deferred tax assets that existed on the date of the PR Newswire acquisition that previously required a valuation allowance. Accordingly, the Company reduced its valuation allowance and recorded a deferred tax benefit.

Other Comprehensive Income (Loss)

Other comprehensive income was $36.0 million for the nine months ended September 30, 2017 versus a $42.0 million loss for the nine months ended September 30, 2016. Other comprehensive income for the nine months ended September 30, 2017 was primarily due to foreign currency translation gains that resulted from a strengthening of the U.S. dollar versus certain foreign currencies, primarily the British Pound and the Euro, since December 31, 2016. Other comprehensive loss for the nine months ended September 30, 2016 resulted from significant depreciation of the U.S. dollar versus the British Pound that impacted the carrying value of the intangibles and goodwill in the UK that resulted from our acquisition of Gorkana.

Liquidity and Capital Resources

Overview

We fund our business primarily with cash generated from operations and from borrowings under our credit facilities. We use cash to satisfy our contractual obligations and to fund other non-contractual business needs.

Based on the terms of our Credit Facilities and our current operations and expectations for continued growth, we believe that cash generated from operating activities, together with available borrowings under our 2017 First Lien Credit Facility, will be adequate to meet our current and expected operating, capital investment, acquisition financing and debt service obligations for the next twelve months, although no assurance can be given in this regard.

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

In conjunction with our June 29, 2017 merger with Capitol, the Convertible Preferred Equity Certificates (“CPECs”) held by Cision Owner were converted to equity and so are no longer presented as a liability in the condensed consolidated balance sheet at September 30, 2017. The CPECs had been classified as current liabilities, as required under GAAP, for periods prior to the merger date, which, in addition to deferred revenue, resulted in our history of negative working capital, as calculated by subtracting current liabilities from current assets. As of September 30, 2017, excluding both cash balances and deferred revenue, our current assets exceed our current liabilities by $6.1 million.

The 2017 First Lien Credit Facility requires quarterly principal repayments in the amount of $2.4 million per quarter and €0.6 million per quarter, which are insignificant compared to the cash we expect to generate from operations. The 2017 First Lien Credit Facility does not mature until 2023, and therefore are not considered to impact our liquidity needs over the next several years. We have been in compliance with all our applicable credit facility covenants through September 30, 2017.

Our cash flow from operations in all periods to date has been adversely impacted by the cash costs incurred to execute the strategic business combinations we have made, which include acquisition fees and expenses and integration costs required to achieve synergies. Acquisition-related costs and expenses for historical periods are reflected in the Net Loss to Adjusted EBITDA Reconciliation included elsewhere in this report. While the execution of these strategic business combinations use short-term operating cash, they generate significant long-term cost reductions, revenue synergies and substantial incremental operating cash flow, once fully integrated. We believe that this incremental cash flow will be substantial and will enable us to fund cash interest payments.

For the nine months ended September 30, 2017, net cash provided by operating activities was $38.3 million, which includes the cash costs incurred to execute the strategic business combinations we made during the nine months ended September 30, 2017. For the nine months ended September 30, 2017, excluding the impact of the acquisition of Bulletin Intelligence, the acquisition of Argus, and the disposition of Vintage, net cash used in investing activities was $18.5 million. For the nine months ended September 30, 2017, net cash provided by financing activities was $50.8 million, which included $305.2 million in proceeds received in conjunction with our merger with Capitol.

For these reasons, we believe that our existing cash on hand and cash flow from operations will be sufficient to fund our currently anticipated working capital, capital expenditure, and debt service requirements.

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

As of September 30, 2017, we had $76.7 million of cash and cash equivalents on hand, and we had aggregate unused availability of $73.7 million under our 2017 Revolving Credit Facility. Borrowings under this facility bear interest at a variable rate and are a significant source of our liquidity. Our liquidity needs, including our funding of acquisition activities, causes the aggregate amount of outstanding borrowings under our 2017 Revolving Credit Facility to fluctuate. Accordingly, the amount of borrowing capacity available to us can fluctuate depending on operating cash flows, debt service requirements and acquisition and investment activity.

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

Repatriation of cash from some of our foreign subsidiaries may be subject to withholding, income and other taxes in various applicable jurisdictions. However, the majority of the unremitted earnings are located in European countries in which the earnings can be remitted to Cision Ltd. with no additional taxation. As of September 30, 2017, $38.5 million of cash and cash equivalents were held outside of the United States.

Debt Obligations

The following presents the components of our debt obligations as of September 30, 2017. In connection with the consummation of our merger with Capitol, in July 2017, we repaid $294.0 million of our 2016 Second Lien Credit Facility, plus a 1% fee and interest, as noted in Note 5. On August 4, 2017, we amended our 2016 First Lien Credit Facility and repaid in full the 2016 Second Lien Credit Facility, which is more fully discussed below.

2017 First Lien Credit Facility

On August 4, 2017, we entered into a refinancing amendment and incremental facility amendment (the “2017 First Lien Credit Facility”) to the 2016 First and Second Lien Credit Agreements, with Deutsche Bank AG, New York Branch, as administrative agent and collateral agent, and a syndicate of commercial lenders from time to time party thereto. The 2017 First Lien Credit Facility provided for a tranche of refinancing term loans which refinanced the term loans under our 2016 First Lien Credit Agreement in full and provided for additional term loans of $131.2 million. Upon effectiveness of the 2017 First Lien Credit Facility, the 2016 First Lien Credit Facility consists of: (i) a revolving loan facility, which permits borrowings and letters of credit of up to $75.0 million (the “2017 Revolving Credit Facility”), of which, up to $25.0 million may be used or issued as standby and trade letters of credit; (ii) a $960.0 million Dollar-denominated term credit facility (the “2017 First Lien Dollar Term Credit Facility” and (iii) a €250.0 million Euro-denominated term credit facility (the “2017 First Lien Euro Term Credit Facility” and, together with the 2017 First Lien Dollar Term Credit Facility, the “2017 First Lien Term Credit Facility” and collectively with the 2017 Revolving Credit Facility, the “2017 First Lien Credit Facility”). We used the proceeds from the 2017 First Lien Term Credit Facility, to repay all amounts then outstanding under our 2016 First Lien Credit Facility, all amounts outstanding under our 2016 Second Lien Credit Facility, pay all related fees and expenses, and retained remaining cash for general corporate purposes. We terminated the agreement governing the 2016 Second Lien Credit Facility in connection with effecting the 2017 First Lien Credit Facility. As of September 30, 2017, we had no outstanding borrowings and $1.3 million of outstanding letters of credit under our 2017 Revolving Credit Facility and $1,256 million outstanding under the 2017 First Lien Term Credit Facility.

From time to time, we may incur incremental revolving facilities and incremental term loan facilities under the 2017 First Lien Credit Facility in amounts not to exceed $100.0 million plus additional amounts subject to compliance with certain leverage ratios as set forth in the 2017 First Lien Credit Facility and certain other amounts.

Interest is charged on U.S. dollar borrowings under our 2017 First Lien Credit Facility, at our option, at a rate based on (1) the adjusted LIBOR (a rate equal to the London interbank offered rate adjusted for statutory reserves) or (2) the alternate base rate (a rate that is highest of the (i) Deutsche Bank AG, New York Branch’s prime lending rate, (ii) the overnight federal funds rate plus 50 basis points or (iii) the one-month adjusted LIBOR plus 1%), in each case, plus an applicable margin.

The margin applicable to loans under the 2017 First Lien Dollar Term Credit Facility bearing interest at the alternate base rate is 3.25%; the margin applicable to loans under the 2017 First Lien Dollar Term Credit Facility bearing interest at the adjusted LIBOR is 4.25%, provided that each such rate is reduced by 25 basis points if the first lien net leverage ratio of Canyon Companies S.à.r.l. and its restricted subsidiaries under the 2017 First Lien Credit Facility is less than or equal to 4.00:1.00 at the end of the most recent fiscal quarter. Interest is charged on Euro borrowings under our 2017 First Lien Credit Facility at a rate based on the adjusted EURIBOR (a rate equal to the Euro interbank offered rate adjusted for statutory reserves), plus an applicable margin. The margin applicable to loans under the 2017 First Lien Euro Term Credit Facility bearing interest at the adjusted LIBOR is 4.25%, provided that each such rate is reduced by 25 basis points if the first lien net leverage ratio of Canyon Companies S.à.r.l. and its restricted subsidiaries under the 2017 First Lien Credit Facility is less than or equal to 4.00:1.00 at the end of the most recent fiscal quarter. Revolving borrowings in Canadian dollars bear interest at the adjusted Canadian dollar banker’s acceptance rate plus an applicable margin. The margin applicable to loans under the 2017 Revolving Credit Facility bearing interest at the alternate base rate, the adjusted LIBOR, and the adjusted Euro interbank offered rate bear interest at rates of 3.00%, 4.00%, and 4.00%, respectively; provided that each such rate is reduced by 25 basis points if the first lien net leverage ratio of Canyon Companies S.à.r.l. and its restricted subsidiaries under the 2017 First Lien Credit Facility is less than or equal to 4.00:1.00 at the end of the most recent fiscal quarter. As of September 30, 2017, the applicable interest rate under the 2017 First Lien Dollar Term Credit Facility and the 2017 First Lien Euro Term Credit Facility was 5.58% and 4.25%, respectively.

We are obligated to make quarterly principal payments under the 2017 First Lien Dollar Term Credit Facility of $2.4 million (which amount may be reduced by the application of voluntary and mandatory prepayments pursuant to the terms of the 2017 First Lien Credit Facility), with the remaining balance due June 16, 2023. We are obligated to make quarterly principal payments under the 2017 First Lien Euro Term Credit Facility of €625,000 (which amount may be reduced by the application of voluntary and mandatory prepayments pursuant to the terms of the 2017 First Lien Credit Facility), with the remaining balance due June 16, 2023. The maturity date of the 2017 Revolving Credit Facility is June 16, 2022.

We may also be required to make certain mandatory prepayments of the 2017 First Lien Term Credit Facility out of excess cash flow and upon the receipt of proceeds of asset sales and certain insurance proceeds (in each case, subject to certain minimum dollar thresholds and rights to reinvest the proceeds as set forth in the 2017 First Lien Credit Facility).

The obligations under the 2017 First Lien Credit Facility are secured by substantially all of the assets of Canyon Companies S.à.r.l. and each of its subsidiaries organized in the United States (or any state thereof), the United Kingdom, the Netherlands, Luxembourg, and Ireland, subject to certain exceptions.

The 2017 First Lien Credit Facility includes a springing financial covenant applicable solely to the 2017 Revolving Credit Facility that is tested at such time that 35% or more (excluding letters of credit that have been cash collateralized and letters of credit in an amount not to exceed $4.0 million) of the aggregate commitments under the 2017 Revolving Credit Facility is drawn and outstanding. Such springing financial covenant requires that, as of the last day of each fiscal quarter, the total net leverage ratio of Canyon Companies S.à.r.l. and its restricted subsidiaries under the 2017 First Lien Credit Facility cannot exceed the applicable ratio set forth in the 2017 First Lien Credit Facility for such quarter (subject to certain rights to cure any failure to meet such ratio as set forth in the 2017 First Lien Credit Facility). The 2017 First Lien Credit Facility is also subject to certain customary affirmative covenants and negative covenants. Under our 2017 First Lien Credit Facility, our subsidiaries are prohibited from making cash dividends to us, subject to certain exceptions, including that our subsidiaries are permitted to declare and pay cash dividends (x) in an amount that does not exceed the sum of (i) $50.0 million, plus (ii) the sum of the amount (which amount shall not be less than zero) equal to 50% of consolidated net income of our subsidiaries from January 1, 2016 to the end of the most recent quarter so long as the total net leverage ratio under the 2017 First Lien Credit Facility does not exceed 5.00 to 1.00 and subject to certain other conditions, plus (iii) certain other amounts set forth in the definition of “Available Amount” in our 2017 First Lien Credit Facility or (y) so long as the total net leverage ratio under the 2017 First Lien Credit Facility does not exceed 3.75 to 1.00.

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

Cash Flow Analysis

The following tables reflect the changes in cash flows for the comparative periods presented.

	Nine Months Ended September 30,
(in thousands)	2017	2016	Net Change
Net cash provided by (used in):
Operating activities	$38,342	$2,685	$35,657
Investing activities	(49,821)	(813,353)	763,532
Financing activities	50,757	811,161	(760,404)
Effect of exchange rate changes on cash and cash equivalents	2,319	(748)	3,067
Net change in cash and cash equivalents	$41,597	$(255)	$41,852

Cash Flow Provided By Operating Activities

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

Net cash provided by operating activities increased $35.7 million to $38.3 million for the nine months ended September 30, 2017, from net cash used in operating activities of $2.7 million for the nine months ended September 30, 2016. Net cash provided by operating activities for the nine months ended September 30, 2017 reflects a $3.2 million decrease in deferred revenue due to the timing of invoicing to our subscription customers, a $10.2 million decrease in accrued compensation and benefits due to the timing of payment of annual bonuses, and a deferred income tax impact of $30.0 million due to a deferred tax benefit included within our tax provision.

Net cash provided by operating activities for the nine months ended September 30, 2016 reflects a $15.1 million decrease in deferred revenue due to the timing of invoicing to our subscription customers, a $3.5 million increase in accrued compensation and benefits due to the timing of payment of annual bonuses, an increase in accounts receivable of $5.9 million due to the timing of cash collections from customers and a negative deferred income tax impact of $54.0 million due to a deferred tax benefit included within our tax provision.

Cash Flow Used In Investing Activities

Net cash used in investing activities was $49.8 million for the nine months ended September 30, 2017 compared to net cash used in investing activities of $813.4 million for the nine months ended September 30, 2016. The decrease in net cash used in investing activities for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily driven by our acquisition of PR Newswire in June 2016 for $805.2 million in cash, net of cash acquired and other consideration.

Net cash used in investing activities for the nine months ended September 30, 2017 included $55.0 million in cash, net of cash acquired, used for our acquisitions of Bulletin Intelligence and Argus and reflects capitalized software development costs of $11.4 million and purchases of property and equipment of $7.7 million, offset by approximately $23.7 million in cash we received for the sale of Vintage, after funds deposited in escrow and transaction expenses.

Net cash used in investing activities for the nine months ended September 30, 2016 reflects capitalized software development costs of $8.6 million and purchases of property and equipment of $3.5 million.

Cash Flow Provided By Financing Activities

Net cash provided by financing activities was $50.8 million for the nine months ended September 30, 2017 compared to net cash provided by financing activities of $811.2 million for the nine months ended September 30, 2016. The decrease in net cash provided by financing activities for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily driven by net borrowings under our term loan facilities of $641.9 million, net borrowings under our revolving credit facilities of $33.5 million, and proceeds from the issuance of CPECs to Cision Owner of $136.0 million to fund our acquisition of PR Newswire in June of 2016.

Net cash provided by financing activities in the nine months ended September 30, 2017 reflects $305.2 million in proceeds from the issuance of equity in connection with our merger with Capitol, offset by net repayments under our credit facility of $252.3 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet transactions or interests.

Summary of Critical Accounting Policies

There were no significant to critical accounting policies and estimates from those disclosed in Critical Accounting Policies and Estimates within Cision’s Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form S-4 Registration Statement.

Recent Accounting Pronouncements

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

Interest Rate Risk

Our Credit Facilities bear interest at variable rates based on LIBOR plus a fixed margin. As of September 30, 2017, we had $1,256 million in outstanding borrowings under our Credit Facilities. At LIBOR rates below 3.0%, 100.0% of our outstanding borrowings bear interest at variable rates. Outstanding borrowings under our Credit Facilities are subject to a 1% LIBOR floor. As of September 30, 2017, the 3-month LIBOR rate was approximately 1.3%. A hypothetical 1% increase in the interest rate on our indebtedness as of September 30, 2017 would have increased our cash interest expense by approximately $12.6 million per annum.

Foreign Exchange Risk

The reporting currency for all periods presented is the U.S. dollar. The functional currency for our foreign operating subsidiaries is the local currency, including the British Pound, the Euro, the Swedish Krona and the Canadian Dollar. These currencies all weakened significantly against the U.S. dollar. Approximately 34% of our revenues are generated in non-U.S. dollar-denominated currencies. The financial statements of these subsidiaries are translated into U.S. dollars using exchange rates in effect at each balance sheet date for assets and liabilities and average exchange rates during the period for revenues and expenses. The resulting translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

Item 4. – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2017. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2017 because of the material weakness in our internal control over financial reporting described below.

Material Weakness in Internal Control Over Financial Reporting

As of September 30, 2017, our management has concluded that we did not maintain effective controls over the preparation and review of the income tax benefit and related current and deferred income tax accounts. Specifically, a deficiency in the design of our controls did not ensure that the information used to prepare the income tax benefit and related current and deferred income tax accounts was complete and accurate. This material weakness did not result in a material misstatement to our financial statements or disclosures, but did result in out-of-period adjustments in our benefit for income taxes and deferred tax liabilities that were individually, and in the aggregate, immaterial for the nine months ended September 30, 2017 and each of the quarters within the nine months ended September 30, 2017. We have however, determined that the deficiency could result in a misstatement of the benefit for income taxes and current and deferred income tax accounts that would result in a material misstatement of the annual or interim financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency represents a material weakness in internal control over financial reporting as of September 30, 2017. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

Remediation Plan

In response to the material weakness identified in the period covered by this Form 10-Q, we have developed a plan for remediation that consists of the following elements:

•

Incorporating into our quarterly controls a tax provision checklist designed to ensure the completeness and accuracy of the information used to prepare the income tax benefit and related current and deferred income tax accounts.

•

Enhance our current controls by performing an additional independent review of the data being used in the preparation of the income tax benefit and related current and deferred income tax accounts to ensure its completeness and accuracy, and also the reperformance of key elements of the annual and interim tax benefit calculations to provide additional assurance that errors are prevented and detected.

The identified material weakness in internal control will not be considered fully remediated until these internal controls enhancements have been in operation for a sufficient period of time for our management to conclude that the material weakness has been fully remediated.

Changes in Internal Control Over Financial Reporting

As disclosed above under “Material Weakness in Internal Control Over Financial Reporting” and “Remediation Plan”, we have begun the process of remediating the above material weakness. There have been no changes in our internal control over financial reporting (as defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. – Risk Factors

At September 30, 2017, there have been no material changes to the risk factors previously disclosed in our Current Report on Form 8-K filed with the SEC on July 6, 2017 and our Form 10-Q filed with the SEC on August 9, 2017, which are accessible on the SEC’s website at www.sec.gov.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Issuance of Ordinary Shares and Warrants

On August 8, 2017, in connection with the repayment of the 2016 Second Lien Credit Facility and as required under an “earn-out” provision in the sponsor support agreement, dated as of March 19, 2017, Cision issued to Canyon Holdings (Cayman) L.P., Mark D. Ein and L. Dyson Dryden an aggregate of 61,260, 44,757 and 14,919 ordinary shares of Cision, respectively, and warrants to purchase 62,202, 43,259 and 14,419 ordinary shares of Cision, respectively.

The issuance of these securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act. The purchasers of the securities acquired the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. The registrant believes that all recipients of securities in these transactions were accredited investors, sophisticated investors, or had adequate access, through their relationships with the registrant, to information about the registrant. The sales of these securities were made without any general solicitation or advertising. No underwriters were involved in the issuance of these securities.

Item 3. – Defaults Upon Senior Securities

None.

Item 4. – Mine Safety Disclosures

Not applicable.

Item 5. – Other Information

None.

Item 6. – Exhibits

Exhibit	Description
2.1	Agreement and Plan of Merger, dated as of March 19, 2017, by and among Capitol Acquisition Corp. III, Capitol Acquisition Holding Company Ltd., Capitol Acquisition Merger Sub, Inc., Canyon Holdings (Cayman), L.P. and Canyon Holdings S.a r.l. (incorporated by reference to the definitive Proxy Statement/Prospectus filed on June 15, 2017).
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of April 7, 2017, by and among Capitol Acquisition Corp. III, Capitol Acquisition Holding Company Ltd., Capitol Acquisition Merger Sub, Inc., Canyon Holdings (Cayman), L.P. and Canyon Holdings S.a r.l. (incorporated by reference to the definitive Proxy Statement/Prospectus filed on June 15, 2017).
3.1	Amended and Restated Memorandum and Articles of Association of Cision Ltd. (incorporated by reference to the Current Report on Form 8-K filed on July 6, 2017).
4.1	Specimen Ordinary Share Certificate of Capitol Acquisition Holding Company Ltd. (incorporated by reference to the Registration Statement on Form S-4/A filed on June 14, 2017).
4.2	Specimen Warrant Certificate of Capitol Acquisition Corp. III (incorporated by reference to the Registration Statement on Form S-4/A filed on June 14, 2017).
4.3	Warrant Agreement between Continental Stock Transfer & Trust Company and Capitol Acquisition Corp. III (incorporated by reference to Capitol Acquisition Corp. III’s Current Report on Form 8-K filed on October 15, 2015).
4.4	Assignment and Assumption Agreement between Continental Stock Transfer & Trust Company, Capitol Acquisition Corp. III and Capitol Acquisition Holding Company Ltd. (incorporated by reference to the Current Report on Form 8-K filed on July 6, 2017).
10.1	Registration Rights Agreement between Cision Ltd. and certain holders identified therein (incorporated by reference to the Current Report on Form 8-K filed on July 6, 2017).
10.2	Director Nomination Agreement between Cision Ltd., Canyon Holdings (Cayman), L.P. and the other parties named therein (incorporated by reference to the Current Report on Form 8-K filed on July 6, 2017).
10.3	2017 Omnibus Incentive Plan (incorporated by reference to the definitive Proxy Statement/Prospectus filed on June 15, 2017).
10.4	Form of Non-Equity Incentive Plan (incorporated by reference to the Registration Statement on Form S-4/A filed on June 14, 2017).
10.5	Form of Director Indemnification Agreement (Affiliates of Canyon Holdings (Cayman), L.P.) (incorporated by reference to the Current Report on Form 8-K filed on July 6, 2017).
10.6	Form of Director Indemnification Agreement (Affiliates of Capitol Acquisition Management 3 LLC and Capitol Acquisition Founder 3 LLC) (incorporated by reference to the Current Report on Form 8-K filed on July 6, 2017).
10.7	Form of Director and Officer Indemnification Agreement (Officers and Independent Directors) (incorporated by reference to the Current Report on Form 8-K filed on July 6, 2017).
10.8	First Lien Credit Agreement (incorporated by reference to the Registration Statement on Form S-4/A filed on June 14, 2017).
10.9	Amendment to First Lien Credit Agreement (incorporated by reference to the Registration Statement on Form S-4/A filed on June 14, 2017).
10.10	Second Lien Credit Agreement (incorporated by reference to the Registration Statement on Form S-4/A filed on June 14, 2017).
10.11	Support Agreement (incorporated by reference to the Registration Statement on Form S-4/A filed on June 14, 2017).
10.12	Employment Agreement between Cision U.S. Inc. and Kevin Akeroyd (incorporated by reference to the Current Report on Form 8-K filed on July 6, 2017).
10.13	Employment Agreement between Cision U.S. Inc. and Jack Pearlstein (incorporated by reference to the Current Report on Form 8-K filed on July 6, 2017).
10.14	Office Lease Between Cision U.S. Inc. and BFPRU I, LLC (incorporated by reference to the Current Report on Form 8-K filed on July 6, 2017).
10.15	Refinancing Amendment and Incremental Facility Amendment (incorporated by reference to the Current Report on Form 8-K filed on August 7, 2017).
10.16	Form of Restricted Stock Unit Agreement pursuant to the Cision Ltd. 2017 Omnibus Incentive Plan.
10.17	Form of Nonqualified Stock Option Agreement pursuant to the Cision Ltd. 2017 Omnibus Incentive Plan.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CISION LTD.

Dated: November 9, 2017	By:	/s/ Jack Pearlstein
	Name:	Jack Pearlstein
	Title:	Chief Financial Officer

	By:	/s/ Steve Solomon
	Name:	Steve Solomon
	Title:	Chief Accounting Officer

