Form 10-K
period 2017-12-31
CISION LTD.
filed 2018-03-13
CIK 1701040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

(Zip Code)

866-639-5087

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Ordinary Shares, par value $0.0001 per share Warrants, each to purchase one Ordinary Share	New York Stock Exchange NYSE MKT
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant’s predecessor as of June 30, 2017, the last business day of the Registrant’s predecessor’s most recently completed second fiscal quarter, was approximately $331,091,297.

124,370,191 ordinary shares, par value $0.0001 per share, were issued and outstanding as of March 9, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2018 annual meeting of shareholders (the “2018 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2018 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Cision Ltd.

Form 10-K

For the Fiscal Year Ended December 30, 2017

Forward-Looking Statements

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results, which are intended to be covered by the safe harbor provision for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. Words such as “achieve,” “anticipate,” “assumes,” “believes,” “continue,” “could,” “estimate,” “expects,” “forecast,” “hope,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “would,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Although such statements are based on currently available financial and economic data as well as management’s estimates and expectations, forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause our actual results to differ materially from what may be inferred from the forward-looking statements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors potentially contributing to such differences include, among others:

Cision Ltd. and its subsidiaries (“we”, the “Company” or “Cision”) believe it is important to communicate our expectations to our security holders. However, there may be events in the future that Cision’s management is not able to predict accurately or over which Cision has no control. The risk factors and cautionary language discussed in this report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in such forward-looking statements, including among other things:

•	our estimates of the size of the markets for our products and services;
•	the rate and degree of market acceptance of our products and services;
•	the success of other technologies that compete with our products and services or that may become available in the future;
•	the efficacy of our sales and marketing efforts;
•	our ability to effectively scale and adapt our technology;
•	our ability to identify and integrate acquisitions and technologies into our platform;
•	our plans to continue to expand internationally;
•	the performance and security of our services;
•	our ability to maintain the listing of our securities on a national securities exchange;
•	potential litigation involving Cision;
•	our ability to retain and attract qualified employees and key personnel;
•	our ability to maintain, protect and enhance our brand and intellectual property;
•	general economic conditions; and
•	the result of future financing efforts.

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

PART I

Item 1.	Business

Overview

Cision (“we,” “us,” or “our”) is a leading global provider of PR software, media distribution, media intelligence and related professional services, according to Burton-Taylor International Consulting LLC, as measured by total revenue. Public relations and communications professionals use our products and services to help manage, execute and measure their strategic PR and communications programs. We believe that we are an industry-standard SaaS solution for PR and marketing professionals and are deeply embedded in industry workflow.

We deliver sophisticated, easy-to-use platform for communicators to reach relevant media influencers and craft compelling campaigns that impact customer behavior. With rich monitoring and analytics, Cision Communications CloudTM (“C3”), a cloud-based platform that integrates each of our point solutions into a single unified interface, arms brands with the insights they need to link their earned media to strategic business objectives, while aligning it with owned and paid channels. This platform enables companies and brands to build consistent, meaningful and enduring relationships with influencers and buyers in order to amplify their marketplace influence.

We have undergone a strategic transformation since GTCR’s initial investment in 2014, evolving into a PR and marketing software leader through a series of complementary acquisitions. The acquisitions of Cision and Vocus, Inc. (“Vocus”) in 2014 and their subsequent merger established the foundation of the core media database, monitoring and analysis business. Over the 12 months following this initial merger, we acquired Discovery Group Holdings Ltd. (“Gorkana”) to expand our global footprint and also completed acquisitions of Visible, Inc. (“Visible”) and Viralheat, Inc. (“Viralheat”) to enhance our social media functionality. The subsequent acquisition of PRN Group (“PR Newswire”) in 2016 added the depth and breadth of a global distribution network and making us, we believe, to be the only vendor with a comprehensive global solution for PR professionals. Following these acquisitions, in October 2016, we introduced our C3 platform. In the first quarter of 2017, we acquired Bulletin Intelligence, LLC, Bulletin News Network, LLC and Bulletin News Investment, LLC (collectively, “Bulletin Intelligence”) to expand our capability to provide expert-curated executive briefings for the Executive Office of the President and corporate C-Suite executives. In the second quarter of 2017, we acquired L’Argus de la Presse (“Argus”), a Paris-based provider of media monitoring services to expand our media monitoring solutions and enhance our access to French media content. We acquired CEDROM-SNi Inc. (“CEDROM”) in December 2017 and PRIME Research Group (“Prime”) in January 2018 in order to further expand upon our media measurement and analysis services and improve our digital media monitoring solutions.

We provide our comprehensive solution principally through subscription contracts which are generally one year or longer, with different tiers of pricing depending on the level of functionality and customer support required. Our SaaS delivery model provides a stable recurring revenue base. In 2017, we generated $674 million of revenue, on a pro forma basis assuming a full year of Bulletin Intelligence, Argus, and CEDROM revenues, and, on the same pro forma basis, approximately 83% of our revenue is generated by customers purchasing services on a subscription or recurring basis. We consider services recurrent if customers routinely purchase these services from us pursuant to negotiated “rate card” or similar arrangements, even if we do not have subscription agreements with them. As of December 31, 2017, we had more than 75,000 customers, of which the top 25 only accounted for 4% of 2017 revenues, on a pro forma basis assuming a full year of Bulletin Intelligence, Argus and CEDROM revenues.

Industry

PR professionals are responsible for critical corporate functions including communications and relations with media, government, consumers, industry and community stakeholders. The process of managing relationships and communications with journalists, analysts, public officials and other key influencers and audiences is vital to an organization achieving its corporate objectives and financial success. PR is top-of-mind for senior management executives and a key component of how companies manage and enhance their brands’ reputation through the media. The primary activities of in-house PR departments and PR agencies include:

•	Creating and communicating news, feature articles and multimedia;
•	Distributing information to target audiences;
•	Planning, developing, managing and monitoring traditional and social media campaigns and implementing strategies to generate interest and popularity and influence brand reputation and sentiment;
•	Organizing events such as media visits, receptions and conferences;

•	Editing and producing journals, corporate identity programs, video and other presentations; and
•	Compiling reports on activities and campaign performance.

Central to all PR activities is a distribution strategy, which determines how an organization delivers consistent and well-executed communications to key constituents. The PR function is rapidly evolving with the proliferation of digital media, as PR professionals work to optimize communications across multiple online, mobile and social channels as well as traditional media outlets. In a multi-channel, data-driven environment, content can be distributed to a significantly larger and more targeted audience, increasing the importance of a broad and reliable distribution network and creating demand for integrated solutions that include distribution, targeting, monitoring and reporting. The importance of distribution to broader PR success was a driving force behind our decision to acquire PR Newswire, the world’s largest press release distribution network, according to Burton-Taylor International Consulting LLC, as measured by total revenue.

PR Professionals Face an Increasingly Complex Landscape

The emergence and proliferation of digital media, search engine technology and social media has driven rapid change in the public relations and communications industries. In addition to traditional interaction with journalists and editors to manage news and content distributed through print media channels, PR and communications professionals must now also interact with and monitor bloggers, online news sites, consumer review websites, social media platforms and customer communications. The increasing complexity of these functions requires the use of numerous, sophisticated and often discrete software tools, analytics, and professional services to achieve PR professionals’ business objectives.

Digital Media Landscape is Evolving

Media consumption patterns and brand interactions with consumers are rapidly evolving. Consumer purchases are increasingly influenced by a variety of different information sources, including search engines, blogs, online reviews and social media networks. This dynamic presents a challenge for marketing professionals who have traditionally relied on paid and owned media to shape a brand’s image and perception with consumers. As a result, marketers are being forced to reevaluate how they reach and engage with their target audience.

As opposed to paid media campaigns, which directly target consumers through television, radio, print and search engine advertising, or owned media campaigns, which directly target consumers through company websites or social media accounts, earned media campaigns do not directly target consumers but rather target key influencers. With consumer behavior increasingly shaped by these influencers, including online reviewers, press and social media posters, effective earned media campaigns are becoming critical for marketers.

Rising Importance of Earned Media Channels in Driving Purchase Decisions

According to Nielsen, earned media is recognized as the most trusted media category, yet we believe it receives a smaller allocation of marketing budgets at most companies than owned and paid media. Marketers have traditionally targeted the paid and owned channels because content is more easily controlled through those channels; however, declining efficacy of paid media and higher consumer trust in earned media is increasing marketers’ focus on the earned channel, which is our core category.

According to eMarketer, more than $192 billion was spent on paid media in 2016, despite consumers actively trying to reduce their paid media exposure. For example, GlobalWebIndex indicates that 60% of desktop users have used ad-blockers. Consumers appear to be gravitating instead toward key influencers in making their purchase decisions. Launchmetrics research indicates that 93% of marketers believe influencer marketing is effective in raising brand awareness and 75% believe it is effective in generating sales leads.

In addition to having a greater impact on consumer purchase decisions than paid media, earned media has a lower cost, as distribution is assisted by the content author. As such, earned media’s return on investment is high. Chief marketing officers are beginning to recognize this dynamic and the value of earned media, which is driving a shift of paid media dollars into the earned channel, according to Outsell Inc.

Proactive management of earned media has increased in importance following the recent rise of consumers’ suspicions of “fake news.” Brands have responded to this challenge by proactively publishing factual content around key issues to manage their brand and reputation where possible. Press releases are considered an appropriate outlet for this purpose and have long been viewed by journalists and other earned media sources as a preferred source of reliable information.

Preference for Platforms over Point Solutions

A comprehensive and integrated PR platform is becoming increasingly critical as the proliferation of new media channels drives complexity in the execution of successful PR and marketing campaigns. PR, communications and marketing professionals increasingly value and prefer the ease of having the entire solution set — monitoring, analyzing, identifying and distributing — on a single, integrated platform.

Large Addressable Market

The global communications intelligence software and services market is approximately $3 billion in annual spend, and has grown at a 6% compound annual growth rate since 2012, according to Burton-Taylor International Consulting LLC. This market comprises spend on press release distribution, media and social media monitoring, measurement and engagement, and targeting. Key drivers of steady growth in recent years include GDP and advertising expenditure growth, proliferation of advanced social media tools and an increasing focus on transparency and information disclosure.

As the needs of PR and marketing professionals converge, with the mutual desire for measurement and attribution, we believe the PR and communications software market is beginning to converge with the marketing software market, which IDC estimates will reach $32 billion by 2018. Beyond marketing software, the broader digital marketing market is expected to reach $195 billion by 2020 according to Statista.

Competitive Strengths

Our competitive strengths include:

Comprehensive and Fully Integrated Cloud-Based Platform

C3 offers the communications professional a “one-stop shop” for virtually all the tools they need to conceive, execute, monitor and analyze an earned media campaign. We believe that offering a comprehensive cloud-based platform with multiple integrated functionalities is what communications professionals require and prefer over the alternative of using several individual point solutions that are not interconnected, lack consistency and require interactions with and payments to several external software providers. The effectiveness and appeal of integrated platforms over point solutions has been demonstrated in the broader marketing realm with the creation and growth of cloud-based platforms such as the Adobe Marketing Cloud, the Oracle Marketing Cloud and the Salesforce Marketing Cloud.

An Industry Standard for PR Professionals

We believe our PR software is known as a go-to global SaaS platform for communications professionals and is deeply embedded in industry workflow. For individuals working in the PR sector, fluency with our platform is viewed by many as a key skill.

Global Product Reach

Our offering has wide geographic reach within all our vertical markets. We believe that being able to deal with only one provider to deliver earned media solutions across the globe is a key differentiator that has value to clients, in particular large multi-national corporations that manage PR and communications efforts globally.

Proprietary Content and Solutions

Our platform incorporates the largest media database and largest distribution network in the world, as measured by revenue estimates from Burton-Taylor International Consulting LLC. With our proprietary database of approximately 1.6 million contacts for journalists, bloggers and social influencers, including contact information, in-depth profiles, preferences and detailed pitching tips, clients can build smarter media lists to connect with the appropriate influencers and build meaningful relationships. Through our distribution network, customers can conduct both wide-reaching and targeted campaigns across traditional and digital media in more than 170 countries in over 40 languages.

Ease of Use and Workflow Capabilities

Our products are designed with easy-to-use functionality, built-in workflow capabilities, a high degree of flexibility in outputs and a sleek and intuitive user interface to help the communications professional execute their work in the best way possible.

Experienced Management Team with a Proven Track Record

We have a strong, highly experienced management team. CEO Kevin Akeroyd has more than 25 years of experience reshaping modern digital, social and mobile marketing. In his previous role, he was an integral member of the team that built the marketing cloud business unit at Oracle from a nascent stage into one of the largest marketing and advertising technology providers in the industry. Our CFO, Jack Pearlstein, has 20 years of financial, operational and strategic planning experience with technology companies.

Growth Strategy

We intend to continue to drive growth and enhance its market position through the following key strategies:

Acquire New Customers

We believe there is still a substantial opportunity to increase market penetration globally by selling our platform advantage. Most vendors in the market offer point solutions that address one or two functions in a PR campaign, resulting in the need for multiple vendors. We believe chief marketing officers prefer integrated platforms over individual solutions. The launch of C3 in October 2016 provided the market with a comprehensive platform that integrates all the core capabilities needed for a PR software campaign, establishing us as a reference platform for the PR software market.

Continue to Develop Innovative Products and Features

We understand the importance of offering an easy-to-use product with extensive features that meet and exceed our customers’ needs. Our product team is constantly working to introduce new features that augment our existing platform. For example, in 2016 we expanded our media database capabilities, providing our customers with insights into the audience demographics of each individual influencer and providing tailored influencer recommendations for each of our customers. Our account management and customer service representatives continuously communicate the needs of our customers to the product team, providing for continuous platform improvement.

Our new product innovation pipeline aims to introduce new products to market that improve the way PR and marketing professionals do business. We plan to leverage our new platform, C3, which provides a fully integrated set of PR capabilities under one umbrella by adding data attribution capabilities. We believe that our measurement and attribution capabilities, which we added to our products in the first quarter of 2018, will enable customers to track end-user reach, demographics, engagement and purchase conversion data from their earned media campaigns, allowing customers to measure return on investment. Subject to the strictest adherence to privacy concerns, we plan to sell the highly valuable and anonymized consumer and influencer data we compile to brands and media networks that may use the data to improve audience targeting and increase advertising effectiveness.

Increase Revenue from Existing Customers

We believe a significant opportunity exists to increase spending by our more than 75,000 existing customers by expanding product and service offerings sold. Because we have grown through many acquisitions and because a comprehensive platform did not previously exist in the PR software market, many of our customers use various PR point solutions, including solutions provided by competitors. For example, as of December 31, 2017, we had approximately 16,000 U.S. customers that we inherited with the acquisition of PR Newswire and had approximately 13,000 other existing U.S. customers. We estimate that approximately 3,200 of these customers overlapped. By providing the first comprehensive platform for executing and analyzing earned media campaigns, we are well positioned to increase product penetration among existing customers by encouraging them to bundle various point solutions under one umbrella. In some markets, we have not yet introduced our full range of products, but we believe we have the capability to roll out our entire product suite in each of these markets. We believe this roll out will increase average customer spend through increased product penetration and attract new customers through a broader product set. Additionally, our sales team has historically been successful in selling higher tiered product or service offerings to existing clients and will have more opportunities to increase product penetration as our product team continues to add products and features to our platform.

Expand into New Geographies and Market Segments

We have an expansive global reach, spanning many major international markets around the globe, including but not limited to, North America, China, EMEA, India, and Latin America. In many international markets, our presence is currently limited. We view these markets as opportunities for geographic expansion, especially Latin America, Asia and Continental Europe.

We aim to establish the earned media cloud as the third marketing software category, alongside paid and owned media, by providing valuable demographic, psychographic, sociographic and attribution end-user data to our customers and by selling the data to brands and media networks. We believe that our development of data attribution and data monetization products will enable us to enter the marketing software market. If we are able to establish ourselves in that market, we could then enter the broader digital marketing market through platform extensions into adjacent earned media categories. These categories include ratings and reviews, employee amplification, influencer performance and content marketing. We plan to opportunistically employ both organic initiatives and acquisitions to expand into the digital marketing market.

Selectively Pursue Strategic Acquisitions

We have successfully sourced and are completing the integration of several strategic acquisitions in the last three years. These acquisitions have strengthened our market position and enabled us to provide a comprehensive PR communications product suite with a scaled, efficient cost-structure. Our management actively evaluates additional acquisition opportunities to enhance our position in the global PR software market by expanding its market reach, geographic presence and product capabilities.

Products and Services

C3, our cloud-based software platform, delivers critical functionality across the entire earned media lifecycle. We believe that C3 is the first software solution that allows communications professionals to plan, execute and analyze PR campaigns in a fully integrated fashion. Given the recent launch of C3, the majority of our revenue today comes from customers who purchase only a subset of the capabilities we currently offer. As C3 continues to expand its capabilities and these customers are migrated onto the C3 platform, we will attempt to upsell additional capabilities. For example, a customer who previously used our prior monitoring technology to plan campaigns and monitor campaign results will now be a candidate to purchase press release distribution services, a capability that we obtained in 2016 through the PR Newswire acquisition. Customers who purchase the press release distribution service within C3 will have improved ability to measure the return on investment of specific campaign activities compared to customers who use other press release distribution services that cannot be accessed within the C3 platform.

For the year ended December 31, 2017, approximately 83% of our revenue was subscription-based or recurring, with only 17% being transactional. Recurring and transactional revenue is largely related to our press release distribution services – a capability that we enhanced with the acquisition of PR Newswire in June 2016 – and we are integrating into our broader platform. These services are increasingly sold on a subscription basis as part of C3.

Media Database

Discovering and maintaining relationships with relevant journalists and other influencers that communicate an organization’s message to the public are critical to any earned media strategy. We offer the largest database in the world, based on database revenue estimates from Burton-Taylor International Consulting LLC, with contacts for approximately 1.6 million journalists and other influencers across 200 countries, including over 300,000 digital influencers. The database is updated more than 20,000 times daily to provide the most accurate and timely information to PR and communications professionals.

Our media database is integrated with CRM tools and content generation and distribution features to give PR and communications professionals access to relevant influencers when planning a campaign as well as to schedule and record all interactions with contacts. Access to the database is offered both on a regional and on a global basis.

Media Distribution

The distribution strategy of an earned media campaign determines how a company delivers consistent and well-executed communications to influencers across the media spectrum. In a multi-channel, data-driven environment, press releases and other content can be distributed to a significantly larger audience, increasing the importance of a broad and reliable distribution network. Our distribution product allows earned media professionals to execute campaigns and distribute corporate news, events information, content and multimedia through press releases, web and email. Compared to free, high volume channels such as social media and corporate newsrooms, we believe our distribution platform is an important way for brands to signal the relative importance of a message. This signaling mechanism is often the difference between a message becoming part of the “noise” or ending up in the hands of a key influencer. Brands compete for influencer attention with several thousand stories that are transmitted over the major distribution networks in a day, which compares favorably to competing with 500 million tweets per day on Twitter.

We believe we have the largest global distribution network of its kind in the world, based on distribution revenue estimates from Burton-Taylor International Consulting LLC. Our network reaches traditional and digital media in more than 170 countries in over 40 languages, including major media organizations, over 10,000 syndicated websites and over 900,000 contacts such as journalists, bloggers and social influencers. Our products enable communications professionals to distribute press releases and other content such as photos, videos, infographics, financial information and articles through web, wire and email. In addition, we offer around-the-clock editorial support for clients.

Our premium distribution product is PR Newswire. For more than 60 years, the PR Newswire offering has represented an industry standard for high-impact dissemination of critical news, financial releases and other content and has customers spanning Fortune 2000 multinationals, small and medium businesses, public relations agencies and government entities. Our premium PR Newswire offering is provided to customers globally, with international operations supporting these customers in Canada, Europe, the Middle East, Asia and Latin America. Additional premium offerings include a comprehensive suite of products and services for Investor Relations professionals, including distribution for earnings and other material news, webcasts and conference calls, IR website hosting, and virtual investor conferences.

We offer alternative distribution products, such as iReach, WebMax, and PRWeb to clients who seek a more economical option. These distribution products generally provide customers the ability to distribute shorter releases across a smaller network with web-focused delivery and search engine discovery.

We provide multimedia content and broadcast distribution services to customers under our MultiVu offering. These services include creative expertise and video production to help companies enhance their communications through webcasts and broadcasts. We also provide hosted, white-label web pages integrated into a customer’s website and managed on behalf of investor relations and public relations departments.

We provide marketing professionals with a software application that can be used to create, publish and distribute professional-quality e-mails. Under our iContact offering, we provide this cloud-based e-mail and social marketing software application that integrates with social media platforms and Salesforce’s Sales Cloud.

Media Monitoring

We enable PR and communications professionals to track the media coverage of their companies and brands, assess the impact of strategic initiatives and discover how influencers portray their content and gauge overall brand sentiment. Our products allow clients to monitor all forms of media, including global print, digital, social media, television and radio sources, and store articles, content and corporate news. Our media monitoring software tracks and monitors content on over 200,000 digital, print, social and broadcast sources in over 150 countries. We deliver over 2 million stories to our customers every day. Additionally, through the acquisition of Bulletin Intelligence, we have expanded our capability to provide expert-curated executive briefings to the Executive Office of the President and corporate C-Suite executives. With the additional acquisition of Argus, we expect to provide our existing global customer base with enhanced access to French media content, helping them understand and quantify the impact of their communications and media coverage in France. We also offer tools to filter and automatically update relevant news sources and content to make monitoring an efficient aspect of customers’ overall PR strategies. The graphics below are examples of monitoring insights we provide to customers from their PR campaigns.

Media Analysis

We provide functionality that enables our customers to assess media coverage by collecting and analyzing data and metrics configured to meet the needs of the client. Metrics on audience engagement, campaign reach and effectiveness, sentiment and competitive benchmarking allow PR and communications professionals to quantify campaign results of earned media strategies. Analysis also provides data-driven insights that inform the creation of future campaigns and marketing investment.

Our media analysis capabilities also include a robust technology-enabled service aimed at Global 2000 companies with complex PR strategies, as well as an automated self-serve module that can be configured by customers for high-level reporting needs. The charts below are examples of analysis insights we provide to customers from their PR campaigns.

Customers

As of December 31, 2017, we had a large and highly diversified customer base of more than 75,000 customers, spanning the Americas, Europe and Asia. Customers range from small businesses to large enterprises across a wide range of industries and also include a large number of PR agencies. Annual spend for these customers can range from hundreds of dollars for small businesses to several million for the largest customers.

Our customer base includes 92 of the world’s 100 most valuable brands, according to Forbes.com, 97 of the top 100 PR companies in the U.S. and 72 of the top 80 PR companies in the UK, as listed in the Holmes Report 2017.

Select customers include McDonald’s, Samsung, Edelman, Coca Cola, Google, and Nike. Our top 25 customers account for only 4% of 2017 revenues, on a pro forma basis assuming a full year of Bulletin Intelligence, Argus and CEDROM revenues.

Technology Infrastructure

Technology is key to our Communications Cloud strategy of creating a unique competitive advantage by offering what we believe to be the only globally accessible end-to-end PR workflow solution in the market. Our PR software platforms are built upon a highly scalable and flexible component or multi-tenant based infrastructures in a hybrid cloud environment, allowing us to provide a cost effective and secure offering. The platforms leverage proven delivery technologies along with leading big data and analytic offerings to create a competitive advantage. Our online infrastructure is geographically distributed across multiple public and private cloud locations to facilitate both resilience and performance.

We have an experienced and highly skilled technology team managing product development and IT operations. We utilize a modified agile development approach with a standard 2-week cadence but can accelerate or extend deployment time-frames as needed. This agile approach to development is partnered with an IT Infrastructure Library focused “DevOps” based approach to ensure that there are appropriate controls and a heightened focus on the customer experience.

We maintain a focus on continual improvement from both an IT performance and security perspective. For our critical systems and platforms, we have implemented initiatives and procedures that include:

•	A technology risk framework that enables us to identify opportunities for improvement, emerging patterns, and other concerns so they can be understood, addressed and periodically re-reviewed.
•	A multi-pronged approach to security that includes awareness education, asset and data identification, protection, detection, response and remediation.
•	An architectural approach that puts security in the forefront for all new development initiatives to improve efficacy and reduce our longer-term security costs.

We intend to extend these approaches to our other systems, platforms and acquisitions as appropriate.

Over the past two years, we have initiated several consolidation and integration initiatives aimed at simplifying and modernizing our critical infrastructures to increase flexibility, improve margins and further improve the customer experience. These initiatives include data center consolidations, infrastructure upgrades, management information software system enhancements and the deployment of enhanced global operating models across our operations.

Sales & Marketing

We operate direct sales organizations throughout the United States and within each of its international markets. As of December 31, 2017, we had approximately 750 direct sales professionals. In the U.S., we divide our direct sales professionals into two distinct go-to-market teams: new business teams and account management (renewal) teams. Within each of the two go-to-market teams, U.S. direct sales professionals are further segmented into groups based upon customer size, including an enterprise group for large customers and agencies, a midmarket group for medium size customers and a small business group for small customers. Our U.S. new business sales teams source and develop new customer relationships. Our U.S. account management sales teams focus on maintaining customer relationships, increasing product penetration and ensuring contract renewals. In the United Kingdom and in several other larger international markets, our direct sales structure is similar to that in the United States. In our smaller international markets, there are sometimes unified direct sales structures without clear distinction between new business teams and account management teams.

Our marketing team focuses on attracting, acquiring and retaining customers through digital demand campaigns, brand building and showcases of customer success. With persona-based content aimed at communications professionals, the team delivers cross-channel campaigns that span paid search, email, web and customer events. Supporting our global sales team, marketing also develops messaging, product positioning, and tools to communicate the business value of our solutions. To establish the Communications Cloud category, marketing develops insightful thought leadership for our executives to disseminate through content marketing and keynote presentations. As of December 31, 2017, we had approximately 80 marketing professionals globally.

Competition

The communications software market is highly fragmented, highly competitive and rapidly evolving. Whereas we believe that our product suite provides a global end-to-end solution, other industry participants generally operate in select geographic regions or particular verticals including media monitoring and analysis or distribution. In media monitoring and analysis, industry participants include Meltwater, Kantar Media, Trendkite and iSentia. In distribution, industry participants include Business Wire, Nasdaq and The London Stock Exchange through its RNS service.

Key factors which impact competition in our industry include:

•	Product features, effectiveness and reliability;
•	User interface and ease of use;
•	Media database breadth and quality;
•	Expertise of sales and after-market support organizations;
•	Measurement and attribution capabilities;
•	Breadth and depth of the distribution network;
•	Pace of innovation and product roadmap;
•	Strength of professional services organization;
•	Price of products and services; and
•	Scale and financial stability of the organization.

Employees and Culture

Building and maintaining a strong corporate culture benefits both our customers and our employees and serves as the foundation for the successful execution of our strategy. As a result, our corporate culture is critical for its growth strategy.

As of December 31, 2017, we had approximately 3,500 global employees, with approximately 1,400 employees located in the U.S. and approximately 2,100 employees located internationally. We also engage temporary employees and consultants. None of our employees in the United States are members of a union; however, approximately 500 of our foreign employees are currently subject to collective bargaining agreements and/or are members of local work councils. We consider relations with our employees to be very good.

Intellectual Property

We rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We have registered, and applied for the registration of, U.S. and international trademarks, service marks and domain names. Additionally, we have filed U.S. patent applications covering certain of our proprietary technology and own several issued patents. We also control access to software, documentation and other proprietary information and enter into confidentiality and proprietary rights agreements with substantially all of our employees, consultants and other third parties, pursuant to which such employees, consultants and other parties assign to us the intellectual property rights that they develop and agree to keep confidential our confidential and proprietary information.

We currently license content included in our cloud-based software from several providers pursuant to data reseller, data distribution and license agreements with these providers. These agreements provide us with content such as news coverage from print and Internet news sites, as well as contact information for journalists, analysts, public officials, media outlets and publicity opportunities. The licenses for this content are non-exclusive. The agreements vary in length, and generally renew automatically subject to certain cancellation provisions available to the parties. We do not believe that any of our content providers are single source suppliers, the loss of whom would substantially affect our business.

Our business involves the supply of copyrighted works of third-parties, including publishers and broadcasters, which necessitates working closely with these copyright owners on clients’ behalf. Delivering content to clients typically requires copyright fees to be paid to copyright owners. We are typically able to pass these copyright fees directly through to clients.

We also contract with content providers for the rights to access and distribute paywalled or subscription-only content. As paywalled content becomes increasingly prevalent on publisher websites, we expect to continue negotiating access rights with key content providers.

If a claim is asserted that we have infringed the intellectual property rights of a third-party, we may be required to seek licenses to that technology. In addition, we license third-party technologies that are incorporated into some elements of our services. Licenses from third parties may not continue to be available to us at a reasonable cost, or at all. Additionally, the steps we have taken to protect our intellectual property rights may not be adequate. Third parties may infringe or misappropriate our intellectual property rights or proprietary technology. Competitors may also independently develop technologies that are substantially equivalent or superior to the technologies we employ in our services.

Cyclicality

Demand for our products and services fluctuates from month to month, with periods of greater demand corresponding to earnings release cycles of public companies and periods of lower demand corresponding to periods in which activity in the financial markets is reduced, such as during months with fewer business days and months with more holidays, due to the transactional component of our distribution business.

Executive Officers

The following chart sets forth certain information regarding our executive officers as of February 1, 2018:

Name	Age	Position
Kevin Akeroyd	49	President, Chief Executive Officer and Director
Jack Pearlstein	54	Executive Vice President and Chief Financial Officer
Whitney Benner	44	Chief Human Resources Officer
Yujie Chen	47	President, Asia-Pacific
Robert Coppola	47	Chief Information Officer
Jason Edelboim	41	President, Americas
Chris Lynch	34	Chief Marketing Officer
Rainer Mathes	63	President, Cision Insights
Michael Piispanen	51	Chief Process and Operations Officer
Abe Smith	48	President, EMEA
Steve Solomon	54	Chief Accounting Officer

Kevin Akeroyd. Mr. Akeroyd has served as our Chief Executive Officer and President since August 2016. Mr. Akeroyd has over 25 years of experience in digital, social and mobile marketing globally. Previously, Mr. Akeroyd was General Manager and Senior Vice President at Oracle Marketing Cloud from September 2013 to August 2016. Mr. Akeroyd and Oracle created and led the Enterprise Marketing Platform category. Prior to Oracle, he held senior leadership positions at Badgeville from September 2011 to September 2013, Salesforce.com (Jigsaw/Data.com) from September 2007 to August 2011. Mr. Akeroyd holds a degree from the University of Washington, Michael G. Foster School of Business and attended the EPSO program at the Stanford University Graduate School of Business.

Jack Pearlstein. Mr. Pearlstein has served as our Chief Financial Officer since June 2014. Previously, from June 2009 to November 2013, he was Chief Financial Officer of Six3 Systems, Inc., a leading provider of software development, sensor development and signal processing services to the U.S. intelligence community. As a Chief Financial Officer, Mr. Pearlstein has led three different companies through their initial public offerings: AppNet from May 1999 to September 2000, DigitalNet from September 2001 to November 2004 and Solera from April 2006 to March 2009. Mr. Pearlstein is a CPA and received his Bachelor of Science in accounting from New York University. He also holds an MBA in finance from The George Washington University.

Whitney Benner. Ms. Benner has served as our Chief Human Resources Officer since June 2016. Ms. Benner is responsible for developing and executing human resources strategy in support of the overall business plan and strategic direction of the organization, specifically in the areas of succession planning, talent management, change management, organizational and performance management, training and development, and compensation. From June 2013 to June 2016, she was Senior Vice President of Human Resources for PR Newswire, where she set and implemented human resource strategy in support of the company’s overall business objectives. Before Ms. Benner joined PR Newswire, she held human resources leadership roles at Medialink and MJI Broadcasting. Ms. Benner holds a Bachelor’s degree from Skidmore College.

Yujie Chen. Mr. Chen has served as our Asia Pacific President since June 2016. Mr. Chen joined PR Newswire in November 2003 and was promoted from Managing Director (China) to head PR Newswire’s business for the entire Asia-Pacific region in June 2013. Prior to PR Newswire, Mr. Chen worked in a number of media and publishing industry roles, including with CNBC Asia from June 2003 to November 2003, Deluxe Global Media from September 2001 to June 2003 and Beijing Television from February 1996 to August 1999. Chen holds an MBA degree from the Anderson School of Management at UCLA.

Robert Coppola. Mr. Coppola has served as our Chief Information Officer since July 2016. Mr. Coppola spent four years from June 2011 to September 2015 with McGraw-Hill Financial as the Chief Information and Technology Officer for S&P Capital IQ and S&P Dow Jones Indices, a leading provider of ratings, benchmarking and analytics in the global capital and commodity markets. There, he was responsible for driving the overarching technology strategy, architecture and development in addition to evolving multiple silo-based teams into one global operating team. He has also held leadership positions with Thomson Reuters from November 2003 to June 2011 and Bloomberg LP from September 1992 to November 2003. Mr. Coppola holds a Bachelor’s in Economics from Rutgers University.

Jason Edelboim. Mr. Edelboim has served as our President of the Americas since December 2016. Mr. Edelboim was named President of PR Newswire in June 2016, and prior to that was a Senior Vice President at PR Newswire from June 2013 to June 2016. Mr. Edelboim has over 15 years of experience at the intersection of media and technology. He previously worked at Bloomberg LP from 2003 to 2009 where he held progressing leadership roles within the company’s Media Group. Mr. Edelboim holds an MBA from the Stern School of Business at New York University and a BA from Columbia University.

Chris Lynch. Mr. Lynch has served as our Chief Marketing Officer since November 2016. Mr. Lynch is responsible for our global marketing strategy, which includes communications, product and digital marketing. From January 2014 to October 2016, he ran product marketing and go-to-market strategy for Oracle’s Marketing Cloud business and also held leadership positions at Badgeville from February 2012 to January 2014 and TIBCO from June 2011 to January 2012. Mr. Lynch attended Northeastern University where he received his Bachelor of Arts in Journalism.

Rainer Mathes. Dr. Mathes has served as President of Cision Insights since January 2018. Cision Insights is dedicated to evaluating companywide campaign effectiveness through customized intelligence, reporting and industry expertise. Dr. Mathes founded PRIME Research in 1988 while holding research positions at the Institute of Media Studies at the University of Mainz and later at the Research Center for Surveys and Methodology in Mannheim. Dr. Mathes developed Prime into a global research organization with locations in Europe, the United States and Asia. Dr. Mathes was educated at the University of Mainz where he first finished his M.A. in Political Science, Communication Science and Linguistics in 1980 before achieving his Ph. D. in Political Science in 1986 and receiving the ‘Johannes Gutenberg Award’ in the same year.

Michael Piispanen. Mr. Piispanen has served as our Chief Process and Operations Officer since March 2017. Mr. Piispanen leads the development, enhancement and optimization of business operations, program and project management, business process engineering and merger and acquisition activities. He also oversees business units across geographies to ensure the delivery of operational excellence and best-in-class execution to our global client base. Mr. Piispanen brings nearly 30 years of experience across consumer, software, FinTech, and pharmaceutical industries. Over the last 15 years, he served in a number of roles within Nasdaq’s Corporate Solutions business. Mr. Piispanen holds an MBA from the F.W. Olin Graduate School of Business at Babson and a BS in Engineering from Worcester Polytechnic Institute.

Abe Smith. Mr. Smith has served as our President of EMEA since September 2017. Mr. Smith has spent the past 17 years with U.S.-based high growth, enterprise SaaS companies focusing on market transformation. Previously, Mr. Smith was Group Vice President of Emerging Markets for Oracle from June 2014 to August 2017. Prior to Oracle, Mr. Smith held senior leadership roles at Badgeville from September 2012 to May 2014 and Mindjet from June 2009 to August 2012. Additionally, from January 2007 to June 2009, Mr. Smith led the Emerging Markets for Cisco in the Unified Communications and Collaboration Group (WebEx). Mr. Smith graduated summa cum laude from the University of Massachusetts Amherst with a Bachelor’s degree in Political Science.

Steve Solomon. Mr. Solomon has served as our Chief Accounting Officer since June 2014. From June 2009 to June 2014, he was Corporate Controller of Six3 Systems, Inc., a leading provider of software development, sensor development and signal processing services to the US intelligence community. As a Corporate Controller, Mr. Solomon was at DigitalNet from October 2001 to January 2005 and helped the company through their initial public offering. Mr. Solomon is a CPA and received his Bachelor of Science in accounting from the University of Maryland.

Item 1A.	Risk Factors

An investment in our securities involves a high degree of risk. Investors should carefully consider the risks described below before making an investment decision. Our business, prospects, financial condition or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. The trading price of our securities could decline due to any of these risks, and, as a result, investors may lose all or part of their investment. As used in the risks described in this subsection, references to “we,” “us” and “our” are intended to refer to Cision unless the context clearly indicates otherwise.

Risks related to our business

Our industry is highly competitive.

We face intense competition from numerous large and small businesses. This competition includes both product and price competition. Increased competition may result in a decline in our market share thereby adversely affecting our operating results. The markets in which we operate are fragmented, competitive and rapidly evolving, and there are limited barriers to entry to certain segments of those markets. We expect the intensity of competition to increase in the future as existing competitors develop their capabilities and as new companies enter our markets. If we are unable to compete effectively, it will be difficult for us to maintain our market share and pricing rates and add and retain customers, and our business, financial condition and results of operations will be seriously harmed.

Increased competition could result in pricing pressure, reduced sales or lower margins. We face intense price competition in all areas of our business. In particular, the cloud-based PR services business, the media intelligence business and the media distribution business are characterized by intense price competition. Our profit margin, and therefore our profitability, is dependent on the rates we are able to charge for our services. We have in the past lowered prices, and may need to do so in the future, to attempt to gain or maintain market share. These strategies have not always been successful and have at times hurt operating performance. Additionally, we have also been, and may once again be, required to adjust pricing to respond to actions by competitors, which could adversely impact operating results. The rates we are able to charge for our services are affected by a number of factors, including competition, volume fluctuations, productivity of employees and processes, the value our customers derive from our services and general economic and political conditions. We are also subject to potential price competition from new competitors and from existing competitors. If we are unable to compete successfully in respect to the pricing of our services and products, our business, financial condition and operating results may be adversely affected.

Our competitors may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements or devote greater resources to the promotion and sale of their products and services than we can. To the extent our competitors have an existing relationship with a potential customer, that customer may be unwilling to switch vendors due to existing time and financial commitments with our competitors.

We also expect that new competitors will enter the cloud-based PR services and distribution market with competing products. Many of these potential competitors have established or may establish business, financial or strategic relationships among themselves or with existing or potential customers, alliance partners or other third parties or may combine and consolidate to become more formidable competitors with better resources. It is possible that these new competitors could rapidly acquire significant market share.

If we are unable to compete successfully in this environment, our business, financial condition and operating results will be adversely affected.

Economic conditions and market factors, which are beyond our control, may adversely affect our business and financial condition.

Our business performance is impacted by a number of factors, including economic and market volatility, changes in PR and marketing spending patterns, budgets and priorities, general economic conditions in North America, Latin America, Europe, the Middle East and Asia, and other factors that are generally beyond our control. To the extent that global or national economic conditions weaken, our business is likely to be negatively impacted. Adverse market conditions could reduce customer demand for our services and the ability of our customers, suppliers and other counterparties to meet their obligations to us. A reduction in customer demand for our products and services due to economic conditions or other market factors could adversely affect our business, financial condition and operating results.

System limitations or failures could harm our business.

Our businesses depend on the integrity and performance of the technology, computer, cloud and communications systems supporting them. We manage our services and serve our customers from a limited number of data center facilities and/or cloud computing services facilities located within the United States and abroad. If the systems on which we depend cannot expand to cope with increased demand or otherwise fail to perform, we could experience unanticipated disruptions in service, slower response times and delays in the introduction of new products and services. These systems may be vulnerable to damage or service interruption resulting from human error, intentional bad acts, cybersecurity attacks, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. Given our position in the global PR and media intelligence industry, we may be more likely than other companies to be a direct target, or an indirect casualty, of such events.

These consequences could result in service outages, financial losses, decreased customer service and satisfaction and regulatory sanctions. The solutions we provide are susceptible to telecommunication system failures, data corruption or virus attacks, and they have experienced systems failures and delays in the past and could experience future systems failures and delays. We have, for example, experienced temporary system outages and service degradation related to telecommunication, cloud computing and network provider interruptions, denial-of-service attacks and equipment failures. Although we currently maintain and expect to maintain multiple computer facilities that are designed to provide redundancy and back-up to reduce the risk of system disruptions and have facilities in place that are expected to maintain service during a system disruption, such systems and facilities may prove inadequate. If unanticipated events occur, we may need to expand and upgrade our technology, transaction processing systems and network infrastructure. We do not know whether we will be able to accurately project the rate, timing or cost of any increases, or expand and upgrade our systems and infrastructure to accommodate any increases in a timely manner.

While we have programs in place to identify and minimize our exposure to vulnerabilities and work in collaboration with the technology industry to share corrective measures with our business partners, we cannot guarantee that such events will not occur in the future. Any system issue that causes an interruption in services, decreases the responsiveness of our services or otherwise affects our services could impair our reputation, damage our brand name, result in regulatory penalties and other liability, and negatively impact our business, financial condition and operating results.

To the extent that any of our vendors or other third-party service providers experience difficulties, materially change their business relationship with us or are unable for any reason to perform their obligations, our business or our reputation may be materially adversely affected.

We must continue to introduce new products, initiatives and enhancements to maintain our competitive position.

The PR software and media intelligence industries are characterized by rapidly changing technology, evolving industry and regulatory standards, new product and service introductions, frequent enhancements to existing products and services, the emergence of competitors, the adoption of new services and products and changing customer demands, needs and preferences. We must complete development of, successfully implement and maintain platforms that have the functionality, performance, capacity, reliability and speed required by our business, as well as by our customers. While we intend to launch new products and initiatives and continue to explore and pursue opportunities to strengthen our business and grow our company, we may not be able to keep up with rapid technological and other competitive changes affecting our industry. For example, we must continue to enhance our platforms to remain competitive, and our business will be negatively affected if our platforms or the technology solutions we sell to our customers fail to function as expected. If we are unable to develop our platforms to include other products and markets, or if our platforms do not have the required functionality, performance, capacity, reliability and speed required by our customers, we may not be able to compete successfully. We may spend substantial time and money developing new products and initiatives. If these products and initiatives are not successful, we may not be able to offset their costs, which could have an adverse effect on our business, financial condition and operating results. Further, our failure to anticipate or respond adequately to changes in technology and customer preferences or any significant delays in product development efforts, could have a material adverse effect on our business, financial condition and operating results.

In our technology operations, we have invested substantial amounts in the development of system platforms and in the rollout of our platforms. For the year ended December 31, 2017, we spent $22.1 million on research and development activities and $15.0 million in capitalized software development costs, and such figures may increase in the future as we strive to develop new products and solutions for our customers. Although investments are carefully planned, there can be no assurance that the demand for such platforms will justify the related investments and that the future levels of transactions executed on these platforms will be sufficient to generate an acceptable return on such investments. We also cannot guarantee that we will be able to compete effectively with new vendors, or that products, services or technologies developed by others will not render our services non-competitive or obsolete. If we fail to generate adequate revenue from planned system platforms or new products or services, or if we fail to do so within the envisioned timeframe, it could have an adverse effect on our results of operations and financial condition. In addition, customers may delay purchases in anticipation of new products or enhancements.

Our credit facilities contain restrictive covenants that may restrict our ability to take certain actions or capitalize on business opportunities.

Our credit facilities contain operating covenants and financial covenants that may limit management’s discretion with respect to certain business matters. Among other things, these covenants will restrict our ability to incur additional debt, pay dividends, redeem stock, change the nature of our business, sell or otherwise dispose of assets, make acquisitions or investments, and merge or consolidate with other entities. As a result of these covenants and restrictions, we will be limited in how we conduct our business and we may be unable to raise additional debt or other financing to compete effectively or to take advantage of new business opportunities. In addition, our credit facilities contain covenants that require us to comply with a number of financial ratios, the breach of which could trigger a default that could, in turn, trigger defaults under other debt obligations. The terms of any future indebtedness we may incur could include more restrictive covenants. Failure to comply with such restrictive covenants may lead to default and acceleration under our credit facilities and may impair our ability to conduct business. We may not be able to maintain compliance with these covenants in the future and, if we fail to do so, we may be unable to obtain waivers from the lenders and/or amend the covenants. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a description of our credit facilities.

We will need to invest in our operations to maintain and grow our business and to consummate and integrate acquisitions, and we may need additional funds, which may not be readily available.

We depend on the availability of adequate capital to maintain and develop our business. Although we believe that we can meet our current capital requirements from internally generated funds, cash on hand and available borrowings under our revolving credit facility, we may finance future acquisitions by issuing additional equity and/or debt, and if the capital and credit markets experience volatility, access to capital or credit may not be available on terms acceptable to us or at all. Limited access to capital or credit in the future could have an impact on our ability to refinance debt, maintain our credit rating, meet our regulatory capital requirements, engage in strategic initiatives, make acquisitions or strategic investments in other companies or react to changing economic and business conditions. If we are unable to fund our capital or credit requirements, it could have an adverse effect on our business, financial condition and operating results.

In addition to our debt obligations, we will need to continue to invest in our operations for the foreseeable future to integrate acquired businesses and to fund new initiatives. If we do not achieve the expected operating results, we will need to reallocate our cash resources. This may include borrowing additional funds to service debt payments, which may impair our ability to make investments in our business or to integrate acquired businesses.

Should we need to raise funds by issuing additional equity, our equity holders will suffer dilution. In addition, announcement or implementation of future transactions by us or others could have a material effect on the price of our equity. Should we need to raise funds by incurring additional debt, we may become subject to covenants even more restrictive than those contained in our credit facilities and our other debt instruments. The issuance of additional debt could increase our leverage substantially. We could face financial risks associated with incurring additional debt, particularly if the debt results in significant incremental leverage. Additional debt may reduce our liquidity, curtail our access to financing markets, impact our standing with credit agencies and increase the cash flow required for debt service. Any incremental debt incurred to finance an acquisition could also place significant constraints on the operation of our business. Furthermore, if adverse economic conditions occur, we could experience decreased revenues from our operations which could affect our ability to satisfy financial and other restrictive covenants to which we are subject under our existing indebtedness.

We may not be able to successfully integrate acquired businesses, which may result in an inability to realize the anticipated benefits of our acquisitions and anticipated cost savings.

We must rationalize, coordinate and integrate the operations of our acquired businesses and other acquisitions we make in the future. This process involves complex technological, operational and personnel-related challenges, which are time-consuming and expensive and may disrupt our business. The difficulties, costs and delays that could be encountered may include:

•	difficulties, costs or complications in combining the companies’ operations, including technology platforms, which could lead to us not achieving the synergies we anticipate or to customers not renewing their contracts with us as we integrate platforms;
•	inability to maintain uniform standards, controls, procedures and policies as we attempt to integrate the acquired businesses;

•	difficulty streamlining operations or eliminating redundancies, resulting in the failure to achieve expected cost savings;
•	incompatibility of systems and operating methods;
•	reliance on a deal partner for transition services, including billing services;
•	inability to use capital assets efficiently to develop the business of the combined company;
•	difficulties of complying with government-imposed regulations in the United States and abroad, which may be conflicting;
•	resolving possible inconsistencies in standards, controls, procedures and policies, business cultures and compensation structures;
•	the diversion of management’s attention from ongoing business concerns and other strategic opportunities;
•	difficulties in operating acquired businesses in parallel with similar businesses that we operated previously;
•	difficulties in operating businesses we have not operated before;
•	difficulties of integrating multiple acquired businesses simultaneously;
•	the retention of key employees and management, including key management of the companies that we acquire;
•	the implementation of disclosure controls, internal controls and financial reporting systems at non-U.S. subsidiaries to enable us to comply with generally accepted accounting principles in the United States (“U.S. GAAP”);
•	the coordination of geographically separate organizations;
•	the coordination and consolidation of ongoing and future research and development efforts;
•	possible tax costs or inefficiencies associated with integrating the operations of a combined company;
•	pre-tax restructuring and revenue investment costs;
•	the retention of strategic partners and attracting new strategic partners; and
•	negative impacts on employee morale and performance as a result of job changes, reassignments and reductions in force.

For these reasons, we may not achieve the anticipated financial and strategic benefits from our acquisitions. Actual cost savings and synergies may be lower than we expect and may take a longer time to achieve than we anticipate, and we may fail to realize the anticipated benefits of acquisitions.

A material breach in security relating to our information systems and regulation related to such breaches could adversely affect us.

Information security risks have generally increased in recent years, in part because of the proliferation of new technologies and the use of the Internet, and the increased sophistication and activity of organized crime, hackers, terrorists, activists, cybercriminals and other external parties, some of which may be linked to terrorist organizations or hostile foreign governments. For example, a cybercriminal could use cybersecurity threats to gain access to sensitive information about another company or to alter or disrupt news or information to be distributed by PR Newswire. Cybersecurity attacks are becoming more sophisticated and include malicious software, ransomware, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data, substantially damaging our reputation. Any person who circumvents our security measures could steal proprietary or confidential customer information or cause interruptions in our operations. We incur significant costs to protect against security breaches, and may incur significant additional costs to alleviate problems caused by any breaches. Our failure to prevent security breaches, or well-publicized security breaches affecting the Internet in general, could significantly harm our reputation and business and financial results.

Certain laws and regulations regarding data security affecting our customers impose requirements regarding the security of information maintained by these customers, as well as notification to persons whose personal information is accessed by an unauthorized third party. Certain laws may also require us to protect the security of our employees’ personal data. As a result of any continuing legislative initiatives and customer demands, we may have to modify our operations with the goal of further improving data security. The cost of compliance with these laws and regulations is high and is likely to increase in the future. Any such modifications may result in increased expenses and operating complexity, and we may be unable to increase the rates we charge for our services sufficiently to offset these increases. Any failure on our part to comply with these laws, regulations and standards can result in negative publicity and diversion of management time and effort and may subject us to significant liabilities and other penalties.

If customer confidential information, including material non-public information or personal data we maintain, is inappropriately disclosed due to an information security breach, or if any person, including any of our employees, negligently disregards or intentionally breaches controls or procedures with which we are responsible for complying with respect to such data or otherwise mismanages or misappropriates that data, we may have substantial liabilities to our clients. Any incidents with respect to the handling of such information could subject us to litigation or indemnification claims with our clients and other parties. In addition, any breach or alleged breach of our confidentiality agreements with our clients may result in termination of their engagements, resulting in associated loss of revenue and increased costs.

Our business relies on continued access to content on similar terms.

Our business relies on continuous access to content, which is increasingly generated digitally or via social media. If content providers interrupt continuous access, impose onerous terms for accessing content, refuse to do business with us or move their content behind digital paywalls without providing access to us, our future financial performance may be adversely affected. Such changes may have a material and adverse impact on our revenue, business, financial condition, operations and could have an adverse effect on our future financial performance or position. We rely on third parties to license their technology and provide or make available certain data and other content for our information databases, our news monitoring service and our social media monitoring service.

Losing access to licensed technology and content, such as broadcast content, news outlets and social media platforms, could result in delays in the provision of our services until we develop, identify, license and integrate equivalent technology or content. These third parties may not renew agreements to provide licenses to us, or may increase the price they charge for their licenses.

Additionally, the quality of the technology content provided to us may not be acceptable to us and we may need to enter into agreements with additional third parties. Third-party licenses may not continue to be available to us on commercially reasonable or competitive terms, if at all. Any interruption or delay in the provision of our services could adversely affect our financial performance and ability to grow revenue, damage our business and adversely affect our results of operations by forcing customers to seek out other suppliers that can provide access to their desired licensed content. In the event we are unable to use such third-party technology or content or are unable to enter into agreements with third parties, we may not be successful in maintaining relationships with key customers and current customers may not renew their subscription agreements with us or continue purchasing solutions from us, and it may be difficult to acquire new customers which may have a material and adverse impact on our revenue, business, and could have an adverse effect on our future financial performance or position.

We rely on third parties to perform certain functions, and our business could be adversely affected if these third parties fail to perform as expected. We rely on third parties for regulatory, data center, data storage, data content, clearing and other services. To the extent that any of our vendors or other third-party service providers experience difficulties, materially change their business relationship with us or is unable for any reason to perform their obligations, our business, reputation or our financial results may be materially adversely affected.

Damage to our reputation or brand name could have a material adverse effect on our businesses.

One of our competitive strengths is our strong reputation and brand name. We believe that developing and maintaining awareness of our brands and avoiding damage to our reputation is critical to our business. Successful promotion of our brands will depend largely on our ability to provide reliable and useful products and solutions. Various other issues may give rise to reputational risk, including issues relating to:

•	our ability to maintain the security of our data and systems;
•	the quality and reliability of our technology platforms and systems;
•	the ability to fulfill our regulatory obligations;
•	the ability to execute our business plan, key initiatives or new business ventures;
•	the ability to keep up with changing customer demand;
•	the representation of our business in the media;
•	the accuracy of our financial statements and other financial and statistical information;
•	the accuracy of our financial guidance or other information provided to our investors;
•	the quality of our corporate governance structure;
•	the quality of our products and services;
•	the quality of our disclosure controls or internal controls over financial reporting, including any failures in supervision;
•	extreme price volatility on our markets;
•	any negative publicity surrounding our customers; and
•	any misconduct, fraudulent activity or theft by our employees or other persons formerly or currently associated with us.

If we fail to successfully promote and maintain our brands and protect our reputation, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, we may fail to attract new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building and brand-maintaining efforts, and our business could suffer.

We may be required to recognize impairments of our goodwill, intangible assets or other long-lived assets in the future.

In accordance with U.S. GAAP, we account for the completion of our acquisitions using the acquisition method of accounting. We allocate the total estimated purchase prices to net tangible assets, amortizable intangible assets and indefinite-lived intangible assets, and based on their fair values as of the date of completion of the acquisitions, recording the excess of the purchase price over those fair values as goodwill. Our financial results, including earnings per share, could be adversely affected by a number of financial adjustments required by U.S. GAAP. For example, we may have additional depreciation expense as a result of recording acquired tangible assets at fair value as compared to book value as recorded, or we may incur certain adjustments to reflect the financial condition and operating results under U.S. GAAP and in U.S. dollars.

Our business acquisitions typically result in the recording of goodwill and intangible assets, and the recorded values of those assets may become impaired in the future. As of December 31, 2017, goodwill totaled $1,136.4 million and other intangible assets, net of accumulated amortization, totaled $456.3 million. The determination of the value of such goodwill and intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements.

We assess goodwill and intangible assets, as well as other long-lived assets, including equity and cost method investments, and property and equipment for impairment on an annual basis or more frequently if indicators of impairment arise. We estimate the fair value of such assets by assessing many factors, including historical performance, capital requirements and projected cash flows. Considerable management judgment is necessary to project future cash flows and evaluate the impact of expected operating and macroeconomic changes on these cash flows. Although the estimates and assumptions we use are consistent with our internal planning process, there are inherent uncertainties in these estimates.

In addition, we may experience future events that may result in asset impairments. Future disruptions to our business, prolonged economic weakness or significant declines in operating results at any of our reporting units or businesses may result in impairment charges to goodwill, intangible assets or other long-lived assets. A significant impairment charge in the future could have a material adverse effect on our operating results.

We may experience fluctuations in our operating results, which may adversely affect the market price of our ordinary shares.

We have experienced, and expect to continue to experience, fluctuations in our quarterly revenues and results of operations. For example, we experience fluctuations in our revenue and earnings as we integrate new acquisitions and based on the seasonal impact of corporate reporting. This and other factors may contribute to fluctuations in our results of operations from quarter to quarter. A high percentage of our operating expenses, particularly personnel and rent, are relatively fixed in advance of any particular quarter. As a result, unanticipated variations in our operating results may cause us to run our operations inefficiently over a period of time, which could have an adverse effect on our results of operations.

We are the subject of continuing litigation and governmental inquiries.

We are subject to various legal proceedings, governmental inquiries and claims that arise in the ordinary course of business and otherwise.

Any claims asserted against us, regardless of merit or eventual outcome, could harm our reputation and have an adverse impact on our reputation, brand and relationships with our customers and other third parties and could lead to additional related claims. Certain claims may seek injunctive relief and regulators, as part of settlements or otherwise, may seek to modify our products or services, which could disrupt the ordinary conduct of our business and operations, reduce our revenues or increase our cost of doing business. Any response to any such litigation or governmental investigation or claim may cause us to incur significant legal expenses. Substantial recovery against us or fines or penalties could have a material adverse impact on us, and unfavorable rulings, findings or recoveries in the other proceedings could have a material adverse impact on the operating results of the period in which the ruling or recovery occurs. See “Business — Legal Proceedings.”

Insurance may be insufficient to cover our liabilities.

Although we maintain global general liability insurance, including coverage for errors and omissions and employment practices, this coverage may be inadequate, or may not be available in the future on acceptable terms, or at all. In addition, we cannot provide assurance that these policies will cover any claim against us for loss of data or other indirect or consequential damages and defending a suit, regardless of its merit, could be costly and divert management’s attention.

Failure to protect our intellectual property rights could harm our brand-building efforts and ability to compete effectively.

To protect our intellectual property rights, we rely on a combination of trademark laws, copyright laws, patent laws, trade secret protection, confidentiality agreements and other contractual arrangements with our employees, affiliates, clients, strategic partners and others. The protective steps that we take may be inadequate to deter misappropriation of our proprietary information. Third parties may challenge, circumvent, infringe or misappropriate our intellectual property, or such intellectual property may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of service offerings or other competitive harm. For example, competitors may try to use brand names confusingly similar to ours for similar services in order to benefit from our brand’s value. Others, including our competitors, may independently develop similar technology, duplicate our services or design around our intellectual property and, in such cases, we could not assert our intellectual property rights against such parties. Further, our contractual arrangements may not effectively prevent disclosure of our confidential information or provide an adequate remedy in the event of unauthorized disclosure of our confidential information, and we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights.

We have registered, or applied to register, our trademarks in the United States and in over 25 foreign jurisdictions. We also maintain copyright protection on our tangible materials and pursue patent protection for software products, inventions and other processes developed by us. We also hold a number of patents, patent applications and licenses in the United States and other foreign jurisdictions. Moreover, we cannot guarantee that any of our pending patent applications will issue or be approved, and that our existing and future intellectual property rights will be sufficiently broad to protect our technology and proprietary information or provide us with any competitive advantages. The United States Patent and Trademark Office, or the USPTO, and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and after a patent has issued. There are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If this occurs, our competitors might be able to enter the market, which would have a material adverse effect on our business. Effective trademark, copyright, patent and trade secret protection may not be available in every country in which we offer our services. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Further, intellectual property law, including statutory and case law, particularly in the United States, is constantly developing, and any changes in the law could make it harder for us to enforce our rights. Failure to protect our intellectual property adequately could harm our brand and affect our ability to compete effectively. Further, we may not always detect infringement of our intellectual property rights, and defending our intellectual property rights, even if successfully detected, prosecuted, enjoined, or remedied, could result in the expenditure of significant financial and managerial resources. An adverse determination of any litigation or defense proceedings could put our intellectual property at risk of being invalidated or interpreted narrowly and could put our related pending patent applications at risk of not issuing. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential or sensitive information could be compromised by disclosure in the event of litigation. In addition, during the course of litigation there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

Moreover, a significant portion of our intellectual property has been acquired from one or more third parties. While we have conducted diligence with respect to such acquisitions, because we did not participate in the development or prosecution of much of the acquired intellectual property, we cannot guarantee that our diligence efforts identified and/or remedied all issues related to such intellectual property, including potential ownership errors, potential errors during prosecution of such intellectual property, and potential encumbrances that could limit our ability to enforce such intellectual property rights.

Third parties may assert intellectual property rights claims against us, which may be costly to defend, could require the payment of damages and could limit our ability to use certain technologies, trademarks or other intellectual property.

We may be subject to costly litigation if our services and technology are alleged to infringe upon or otherwise violate a third party’s proprietary rights. Third parties may have, or may eventually be issued, patents that could be infringed by our products, services or technology. Because patent applications can take years to issue and are often afforded confidentiality for some period of time there may currently be pending applications, unknown to us, that later result in issued patents that could cover one or more of our products. Any of these third parties could make a claim of infringement against us with respect to our products, services or technology. We may also be obligated to indemnify our customers or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify applications or refund fees, which could be costly. We have been and may also be in the future subject to claims by third parties for patent, copyright or trademark infringement, breach of license or violation of other third-party intellectual property rights.

Any intellectual property claims, with or without merit, could be expensive to litigate or settle and could divert management resources and attention. In a patent infringement claim against us, we may assert, as a defense, that we do not infringe the relevant patent claims, that the patent is invalid or both. The strength of our defenses will depend on the patents asserted, the interpretation of these patents, and our ability to invalidate the asserted patents. However, we could be unsuccessful in advancing non-infringement and/or invalidity arguments in our defense. In the United States, issued patents enjoy a presumption of validity, and the party challenging the validity of a patent claim must present clear and convincing evidence of invalidity, which is a high burden of proof. Conversely, the patent owner need only prove infringement by a preponderance of the evidence, which is a lower burden of proof. Successful challenges against us could require us to modify or discontinue our use of technology or business processes where such use is found to infringe or violate the rights of others, enter into costly settlement or license agreements, pay costly damage awards, face a temporary or permanent injunction prohibiting us from marketing or selling certain of our products or services or purchase licenses from third parties, any of which could adversely affect our business, financial condition and operating results. Additionally, in recent years, individuals and groups have been purchasing intellectual property assets for the sole purpose of making claims of infringement or other violations and attempting to extract settlements from companies like ours. Even if we have an agreement for indemnification against costs associated with litigation, the indemnifying party, if any in such circumstances, may be unable to uphold its contractual obligations. If we cannot or do not license the infringed technology on reasonable terms or substitute similar technology from another source, our revenue and earnings could be adversely impacted.

Moreover, our intellectual property acquired from one or more third parties may have previously been the subject of one or more intellectual property infringement suits and/or allegations. While we have conducted diligence with respect to such acquisitions, we cannot guarantee that our diligence efforts identified and/or remedied all issues related to such intellectual property infringement suits and/or allegations. Moreover, we cannot guarantee that we understand and/or have complied with all obligations related to the settlement of such intellectual property suits and/or the resolution of such intellectual property allegations.

Future acquisitions, investments, partnerships and joint ventures may require significant resources and/or result in significant unanticipated losses, costs or liabilities.

Over the past several years, acquisitions have been significant factors in our growth. Although we cannot predict our rate of growth as the result of acquisitions with complete accuracy, we believe that additional acquisitions and investments or entering into partnerships and joint ventures will be important to our growth strategy. Such transactions may be material in size and scope. There can be no assurances that we will be able to complete suitable acquisitions for a variety of reasons, including the identification of and competition for acquisition targets, the need for regulatory approvals, the inability of the parties to agree to the structure or purchase price of the transaction, competition from competitors interested in making similar acquisitions and our inability to finance the transaction on commercially acceptable terms. Therefore, we cannot be sure that we will be able to complete future transactions on terms favorable to us.

Furthermore, any future acquisitions or investments in businesses or facilities could entail a number of additional risks, including:

•	problems with effective integration of operations;
•	the inability to maintain key pre-acquisition business relationships;
•	increased operating costs;
•	the diversion of our management team from other operations;
•	problems with regulatory bodies;
•	declines in the value of investments;
•	exposure to unanticipated liabilities;
•	difficulties in realizing projected efficiencies, synergies and cost savings; and
•	changes in our credit rating and financing costs.

Changes in tax laws, regulations or policies, tax rates or tax assets and liabilities could have a material adverse effect on our financial results.

As a global company, we, like other corporations, are subject to taxes at the U.S. federal, state and local levels, as well as in non-U.S. jurisdictions. Significant judgment is required to determine and estimate worldwide tax liabilities. Changes in tax laws, regulations or policies and the amount and composition of pre-tax income in countries with differing tax rates or valuation of our deferred tax assets and liabilities could result in us having to pay or accrue higher taxes, which would in turn reduce our net income.

We are subject to potential regular examination by the Internal Revenue Service and other tax authorities (for example, we are currently under audit in the United States for the tax period ended December 31, 2014), and from time to time we initiate amendments to previously filed tax returns. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations and amendments to determine the adequacy of our provision for income taxes, which requires estimates and judgments. Although we believe our tax estimates are reasonable, we cannot assure investors that the tax authorities will agree with such estimates. We may have to engage in litigation to achieve the results reflected in the estimates, which may be time-consuming and expensive. We cannot assure investors that we will be successful or that any final determination will not be materially different from the treatment reflected in our historical income tax provisions and accruals, which could materially and adversely affect our financial condition and results of operations.

In addition, some of our subsidiaries are subject to tax in the jurisdictions in which they are organized or operate. In computing our tax obligation in these jurisdictions, we take various tax positions. We cannot assure investors that upon review of these positions the applicable authorities will agree with our positions. A successful challenge by a tax authority could result in additional tax imposed on our subsidiaries. Our non-U.S. businesses operate in various international markets, particularly emerging markets that are subject to greater political, economic and social uncertainties than developed countries. In certain of the countries in which we operate, tax authorities may exercise significant discretionary and arbitrary powers to make tax demands or decline to refund payments that may be due to us as per tax returns. As a result, applicable tax laws in jurisdictions where we do business could have a material adverse effect on our financial condition and results of operations.

Uncertainties in the interpretation and application of recent U.S. legislation on tax reform could have a material impact on our financial position and results of operations.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017 and new limitations on the deductibility of interest. We have calculated our best estimate of the impact of the Act in our year end income tax provision in accordance with our understanding of the Act and guidance available as of the date of this filing and as a result have recorded $11.9 million as additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. This provisional amount relates to the remeasurement of U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, an amount for the change in the valuation allowance necessary for the deferred tax asset related to non-deductible interest and an amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings. On December 22, 2017, Staff Accounting Bulletin No. 118 (‘‘SAB 118’’) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, we have determined that the deferred tax expense recorded in connection with the remeasurement of certain deferred tax assets and liabilities and the current tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings are provisional amounts at December 31, 2017. Additional work is necessary to do a more detailed analysis of historical foreign earnings as well as potential correlative adjustments.

Because we have operations across a number of international regions, we are exposed to currency risk.

A significant portion of our revenues are denominated in foreign currency. For the year ended December 31, 2017, approximately 35% of our revenues were denominated in foreign currencies. In addition, a significant portion of our expenses are incurred in the local currencies of the countries in which we operate, including British Pound, the Euro, Swedish Krona and the Canadian Dollar. We have operations in the United States (our headquarters), Europe, the Americas and a number of other foreign countries. For financial reporting purposes, we translate all non-U.S. denominated transactions into U.S. dollars in accordance with U.S. GAAP. We therefore have significant exposure to exchange rate movements between the Pound, Euro, Kroner and Canadian Dollar and other foreign currencies towards the U.S. dollar. Fluctuations in exchange rates also affect the value of funds held by our foreign subsidiaries. Significant inflation or disproportionate changes in foreign exchange rates with respect to one or more of these currencies could occur as a result of general economic conditions, acts of war or terrorism, changes in governmental monetary or tax policy or changes in local interest rates. These exchange rate differences will affect the translation of our non-U.S. results of operations and financial condition into U.S. dollars as part of the preparation of our consolidated financial statements.

Our reported financial results may be adversely affected by changes in U.S. GAAP.

U.S. GAAP is subject to interpretation by the Financial Accounting Standards Board (“FASB”), the American Institute of Certified Public Accountants, the U.S. Securities and Exchange Commission (the “SEC”) and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations, including changes related to revenue recognition, could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

A substantial portion of our revenue is derived from subscription or recurring revenue streams, and if our existing subscription customers elect not to renew these agreements, renew these agreements for fewer services, or renew these agreements for less expensive services, our business, financial condition and results of operations will be adversely affected.

A substantial portion of our solutions are sold pursuant to subscription agreements, and our customers have no obligation to renew these agreements. For the year ended December 31, 2017, subscription or recurring revenue streams represented approximately 83% of our revenues. As a result, we may not be able to consistently and accurately predict future renewal rates. Our subscription customers’ renewal rates may decline or fluctuate or our subscription customers may renew for fewer services or for less expensive services as a result of a number of factors, including their level of satisfaction with our solutions, budgetary or other concerns, and the availability and pricing of competing products. If large numbers of existing subscription customers do not renew these agreements, or renew these agreements on terms less favorable to us, and if we cannot replace or supplement those non-renewals with new subscription agreements generating the same or greater level of revenue, our business, financial condition and results of operations will be adversely affected.

Because we recognize subscription revenue over the term of the applicable subscription agreement, the lack of subscription renewals or new subscription agreements may not be immediately reflected in our operating results.

We recognize revenue from our subscription customers over the terms of their subscription agreements. A significant portion of our quarterly revenue usually represents deferred revenue from subscription agreements entered into during previous quarters. As a result, a decline in new or renewed subscription agreements in any one quarter will not necessarily be fully reflected in the revenue for the corresponding quarter but will negatively affect our revenue in future quarters. Additionally, the effect of significant downturns in sales and market acceptance of our solutions may not be fully reflected in our results of operations until future periods. Our model also makes it difficult for us to rapidly increase our subscription-based revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

Because our cloud-based platform is sold to enterprises that often have complex operating environments, we may encounter long and unpredictable sales cycles, which could adversely affect our operating results in a given period.

Our ability to increase revenue and achieve profitability depends, in large part, on widespread acceptance of our cloud-based platform by enterprises. As we target our sales efforts at these customers, we face greater costs, longer sales cycles and less predictability in completing some of our sales. As a result of the variability and length of the sales cycle, we have limited ability to forecast the timing of sales. A delay in or failure to complete sales could harm our business and financial results, and could cause our financial results to vary significantly from period to period. Our sales cycle varies widely, reflecting differences in potential customers’ decision-making processes, procurement requirements and budget cycles, and is subject to significant risks over which we have little or no control, including:

•	customers’ budgetary constraints and priorities, including with respect to resource allocation between PR and marketing and paid versus owned media;
•	the timing of customers’ budget cycles;
•	the need by some customers for lengthy evaluations prior to purchasing products; and
•	the length and timing of customers’ approval processes.

Our typical direct sales cycles for more substantial enterprise customers can often be long, and we expect that this lengthy sales cycle may continue or could even increase as our products become more complex and we are asked to tailor our solutions to our enterprise customer needs. Longer sales cycles could cause our operating results and financial condition to suffer in a given period. If we cannot adequately scale our direct sales force, we will experience further delays in signing new customers, which could slow our revenue growth.

The estimates of market opportunity and forecasts of market growth included in this report may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Market opportunity estimates and growth forecasts included in this report are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Even if the market in which we compete meets the size estimates and growth forecasted in this report, our business could fail to grow at similar rates, if at all. For more information regarding the estimates of market opportunity and the forecasts of market growth included in this report, see the section entitled “Business — Industry.”

Our revenue growth rate in recent periods, which depends in part on the success of our efforts to sell and cross-sell additional services to existing customers, may not be indicative of our future performance.

The success of our strategy is dependent, in part, on the success of our efforts to sell and cross-sell additional services, whether internally developed or acquired in an acquisition, to our existing customers. These customers might choose not to expand their use of or make additional purchases of our solutions or may choose to diversify the PR solution providers with which they do business. If we fail to generate additional business from our current customers, our revenue could grow at a slower rate or decrease. Our historical revenue growth rates are not indicative of future growth, and we may not achieve similar revenue growth rates in future periods. Investors should not rely on our revenue for any prior quarterly or annual periods as an indication of our future revenue or revenue growth. Our operating results may vary as a result of a number of factors, including our ability to execute on our business strategy and compete effectively for customers and business partners and other factors that are outside of our control. If we are unable to maintain consistent revenue or revenue growth, our share price could be volatile, and it could be difficult to achieve or maintain profitability.

A portion of our services is provided on a non-recurring basis for specific projects, and our inability to replace large projects when they are completed or otherwise terminated has adversely affected, and could in the future adversely affect, our revenues and results of operations.

We provide a portion of our services for specific projects that generate revenues that terminate on completion of a defined task. For the year ended December 31, 2017, approximately 3% of our revenue was related to project-based non-recurring revenue activities. While we seek, wherever possible, on completion or termination of large projects, to counterbalance periodic declines in revenues with new arrangements to provide services to the same customer or others, our inability to obtain sufficient new projects to counterbalance any decreases in such work may adversely affect our future revenues and results of operations.

We depend on search engines to attract new customers and to generate readership for our customers’ online news releases, and if those search engines change their listings or our relationship with them deteriorates or terminates, we may lose customers or be unable to attract new customers and our business and reputation may be harmed.

We rely on search engines to attract new customers, and many of our customers locate our websites by clicking through on search results displayed by search engines such as Google, Bing and Yahoo!. Search engines typically provide two types of search results, algorithmic and purchased listings. Algorithmic search results are determined and organized solely by automated criteria set by the search engine and a ranking level cannot be purchased. Advertisers can also pay search engines to place listings more prominently in search results in order to attract users to advertisers’ websites. We rely on both algorithmic and purchased listings to attract customers to our websites. Search engines revise their algorithms from time to time in an attempt to optimize their search result listings. If search engines on which we rely for algorithmic listings modify their algorithms, then our websites may not appear at all or may appear less prominently in search results, which could result in fewer customers clicking through to our websites, requiring us to resort to other potentially costly resources to advertise and market our services. If one or more search engines on which we rely for purchased listings modifies or terminates its relationship with us, our expenses could rise, or our revenue could decline and our business may suffer. Additionally, the cost of purchased search listing advertising is rapidly increasing as demand for these channels grows, and further increases could greatly increase our expenses.

Moreover, our news distribution service depends upon the placement of our customers’ online press releases. If search engines on which we rely modify their algorithms or purposefully block our content, then information distributed via our news distribution service may not be displayed or may be displayed less prominently in search results, and as a result we could lose customers or fail to attract new customers and our results of operations could be adversely affected.

If the delivery of our customers’ emails is limited or blocked, customers may cancel their accounts.

Internet service providers (“ISPs”) can block emails from reaching their users. The implementation of new or more restrictive policies by ISPs may make it more difficult to deliver our customers’ emails. If ISPs materially limit or halt the delivery of our customers’ emails, or if we fail to deliver our customers’ emails in a manner compatible with ISPs’ email handling, authentication technologies or other policies, then customers may cancel their accounts which could harm our business and financial performance.

Various private spam blacklists may interfere with the effectiveness of our products and our ability to conduct business.

We depend on email to market to and communicate with our customers, and our customers rely on email to communicate with journalists, social media influencers, and their customers and members. Various private entities attempt to regulate the use of email for commercial solicitation. These entities often advocate standards of conduct or practice that exceed legal requirements and classify certain email solicitations that comply with legal requirements as spam. Some of these entities maintain “blacklists” of companies and individuals, and the websites, ISPs and Internet protocol addresses associated with those entities or individuals. If a company’s Internet protocol addresses are listed by a blacklisting entity, emails sent from those addresses may be blocked if they are sent to any Internet domain or Internet address that subscribes to the blacklisting entity’s service or purchases its blacklist. If our services are blacklisted, our customers may be unable to effectively use our services, and as a result we could lose customers or fail to attract new customers and our results of operations could be adversely affected.

Our business relies on our ability to collect, use and leverage personal data and other content. Changes in privacy laws, regulations, and standards may interfere with our business.

We are subject to federal, state, and international laws relating to the collection, use, retention, security, and transfer of personal data. Laws and regulations governing the collection, use and disclosure of personal data and use of online analytics and tracking technologies are rapidly evolving globally. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We publicly post documentation regarding our practices concerning the processing, use, and disclosure of data. Any failure by us, our suppliers, or other parties with whom we do business to comply with this documentation or with other federal, state, or foreign regulations could result in proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising. In the United States, these include enforcement actions in response to rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards with which we must legally comply or that contractually apply to us, like the Payment Card Industry Data Security Standard, or PCI DSS. If we fail to follow these security standards, such as those set forth in the PCI DSS, even if no customer information is compromised, we may incur significant fines or experience a significant increase in costs.

Internationally, many jurisdictions in which we operate have established privacy legal framework with which we, our customers or our vendors must comply, including but not limited to the European Union, or EU. The EU’s data protection landscape is currently unstable, resulting in possible significant operational costs for internal compliance and risk to our business. In addition, the EU has adopted the General Data Protection Regulation, or GDPR, which is scheduled to go into effect in May 2018 and contains numerous requirements and changes from existing EU law, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. Specifically, the GDPR will introduce numerous privacy-related changes for companies operating in the EU, including greater control for data subjects (e.g., the ‘‘right to be forgotten’’), increased data portability for EU consumers, data breach notification requirements, and increased fines. In particular, under the GDPR, fines of up to 20 million euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information.

Changes in these laws and regulations, and self-regulatory frameworks may affect our ability to collect, use and share personal data, and to provide services to customers that rely on our ability to leverage data. Other proposed legislation could, if enacted, prohibit or limit the use of certain technologies that track individuals’ activities on web pages, in emails or on the Internet. In addition to government activity, privacy advocacy groups and the technology and marketing industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us or our customers, which could reduce demand for our solutions. As a result of any continuing legislative initiatives and customer demands, we may have to modify our operations to enable us to continue to leverage personal data and other content. The cost of compliance with these laws and regulations is high and is likely to increase in the future. Any such modifications may result in increased expenses and operating complexity, and we may be unable to increase the rates we charge for our services sufficiently to offset these increases. Any failure on our part to comply with these laws, regulations and standards can result in negative publicity and diversion of management time and effort and may subject us to significant liabilities and other penalties.

If our solutions fail to perform properly or if they contain technical defects, our reputation would be harmed, our market share would decline and we could be subject to product liability claims.

Our cloud-based software may contain undetected errors or defects that may result in product failures, misleading reports or otherwise cause our solutions to fail to perform in accordance with customer expectations. Because our customers use our solutions for important aspects of their business, any errors or defects in, or other performance problems with, our solutions could hurt our reputation and may damage our customers’ businesses. If that occurs, we could lose future sales, our existing subscription customers could elect to not renew or, in certain circumstances, terminate their agreements with us. Product performance problems could result in loss of market share, failure to achieve market acceptance and the diversion of development resources. If one or more of our solutions fail to perform or contain a technical defect, a customer may assert a claim against us for substantial damages, whether or not we are responsible for our solutions’ failure or defect. Product liability claims could require us to spend significant time and money in litigation or arbitration/dispute resolution or to pay significant settlements or damages.

Our news distribution service is a trusted information source, and our customers rely on our email services to communicate with journalists, social media influencers, and their customers and members. To the extent we were to distribute an inaccurate or fraudulent press release or our customers used our services to transmit negative messages or website links to harmful applications, reproduce and distribute copyrighted and trademarked material without permission, or report inaccurate or fraudulent data or information, our reputation could be harmed, even though we are not responsible for the content distributed via our services.

We have incurred operating losses in the past and may incur operating losses in the future.

We have incurred operating losses in the past and we may incur operating losses in the future. In 2017, we had operating income of $38.0 million. Prior to 2017, we had operating losses of $19.6 million in 2016 and $27.6 million in 2015. We expect our operating expenses to increase as we continue to expand our operations, and if our increased operating expenses exceed our revenue growth, we may not be able to generate operating income.

Our ability to use net operating loss carryforwards to reduce future tax payments may be subject to limitations.

As of December 31, 2017, we had federal and state net operating loss carryforwards of $134.1 million. The federal and state net operating loss carryforwards will begin to expire, if not utilized, beginning in 2031. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses generated in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the ‘‘Code’’), if a corporation undergoes an ‘‘ownership change’’ (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), its ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. If we undergo an ownership change, we may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. Federal and state income tax purposes and the utilization of other tax attributes to reduce our federal and state income tax expense.

If we are required to collect sales and use or other taxes on our solutions, we may be subject to liability for past sales and our business, financial condition and results of operations may be adversely affected.

Taxing jurisdictions, including state and local entities, have differing rules and regulations governing sales and use or other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our subscription services and e-commerce transactions in general in various jurisdictions is a complex and evolving issue. It is possible that we could face sales tax audits and an assertion that we should be collecting sales or other taxes on our services in jurisdictions where we have not historically done so and do not accrue for sales taxes. The imposition of Internet usage taxes or enhanced enforcement of sales tax laws could result in substantial tax liabilities for past sales or could have an adverse effect on our business, financial condition and results of operations.

Our international operations subject us to risks inherent in doing business on an international level, any of which could increase our costs and hinder our growth.

The operations of our non-U.S. business are subject to the risk inherent in international operations. Our expansion into lower cost locations may increase operational risk. Some of these economies may be subject to greater political, economic and social uncertainties than countries with more developed institutional structures. Political, economic or social events or developments in one or more of these countries could adversely affect our operations and financial results.

We operate a global business. For the year ended December 31, 2017, approximately 35% of our revenue was derived from Europe (including the United Kingdom), Canada, Asia and Latin America. We are subject to certain adverse economic factors relating to overseas economies generally, including foreign currency fluctuation, inflation, external debt, a negative balance of trade and underemployment. Risks associated with our international business activities include:

•	difficulties in managing international operations, including overcoming logistical and communications challenges;
•	local competition;
•	trade and tariff restrictions;
•	price or exchange controls;
•	currency control regulations;
•	foreign tax consequences;
•	labor disputes and related litigation and liability;
•	limitations on repatriation of earnings;
•	compliance with foreign laws and different legal standards; and
•	changing laws and regulations, occasionally with retroactive effect.

The occurrence of any one of these risks could negatively affect our international operations and, consequently, our results of operations generally.

We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws, and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations which can harm our business.

We are subject to U.S. export control and economic sanctions laws and regulations and other restrictions on international trade. As such, we are required to export our technology, products, and services in compliance with those laws and regulations. If we export our technology, products, or services, the exports may require authorizations, including a license, a license exception or other appropriate government authorization. Complying with export control and economic and trade sanctions regulations for a particular transaction may be time-consuming and may result in the delay or loss of sales opportunities. In addition, the United States and other governments and their agencies impose sanctions and embargoes on certain countries, their governments and designated parties, which may prohibit the export of certain technology, products, and services to such persons altogether.

We are also subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the United Kingdom Bribery Act 2010, the Proceeds of Crime Act 2002, and possibly other state and national anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, third-party intermediaries, and other associated persons from authorizing, promising, offering, providing, soliciting, or accepting directly or indirectly, improper payments or benefits to or from any person whether in the public or private sector. We have direct or indirect interactions with officials and employees of government agencies. We can be held liable for the corrupt or other illegal activities of our employees, representatives, contractors, business partners, and agents, even if we do not explicitly authorize or have actual knowledge of such activities.

Any violation of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

Our reputation could be damaged or our profitability could suffer if we do not meet the controls and procedures in respect of the services and solutions we provide to our customers, or if we contribute to our customers’ internal control deficiencies.

Our customers may perform audits or require us to perform audits, provide audit reports or obtain certifications with respect to the controls and procedures that we use in the performance of services for such customers, especially when we process data or information belonging to them. Our ability to acquire new customers and retain existing customers may be adversely affected and our reputation could be harmed if we cannot obtain an appropriate certification or opinion with respect to our controls and procedures in connection with any such audit in a timely manner. Additionally, our profitability could suffer if our controls and procedures were to fail or to impair our customers’ ability to comply with their own internal control requirements.

We may dispose of or discontinue existing products and services, which may adversely affect our business, financial condition and results of operations.

We continually evaluate our various products and services in order to determine whether any should be discontinued or, to the extent possible, divested. We cannot guarantee that we have correctly forecasted, or will correctly forecast in the future, the right products or services to dispose of or discontinue, or that our decision to dispose of or discontinue various investments, products or services is prudent. There are no assurances that the discontinuance of various products or services will reduce our operating expenses or will not cause us to incur material charges with such a decision. The disposal or discontinuance of existing solutions presents various risks, including, but not limited to the inability to find a purchaser for a product or service or the purchase price obtained will not be equal to at least the book value of the net assets for the product or service, managing the expectations of, and maintaining good relations with, our customers who previously purchased discontinued solutions, which could prevent us from selling other products to them in the future. We may also incur other significant liabilities and costs associated with our disposal or discontinuance of solutions, including, but not limited to employee severance costs and excess facilities costs, all of which could have an adverse effect on our business, financial condition and results of operations.

The loss of key personnel or of our ability to attract, recruit, retain and develop qualified employees could adversely affect our business, financial condition and results of operations.

Our success depends upon the continued services of our senior management and other key personnel who have substantial experience in the PR software and services industry and the markets in which we offer our services. In addition, our success depends in large part upon the reputation within the industry of our senior managers. Further, in order for us to continue to successfully compete and grow, we must attract, recruit, develop and retain personnel, including key executives of organizations we acquire, who will provide us with expertise across the entire spectrum of our intellectual capital needs. Our success also depends on the skill and experience of our sales force, which we must continuously work to maintain. While we have a number of key personnel who have substantial experience with our operations, we must also develop our personnel to provide succession plans capable of maintaining the continuity of our operations. The market for qualified personnel is competitive, and we may not succeed in recruiting additional personnel or may fail to effectively replace current personnel who depart with qualified or effective successors.

Failure to retain or attract key personnel could impede our ability to grow and could result in our inability to operate our business profitably. In addition, contractual obligations related to confidentiality, assignment of intellectual property rights, and non-solicitation may be ineffective or unenforceable and departing employees may share our proprietary information with competitors in ways that could adversely impact us, or seek to solicit customers or recruit our key personnel to competing businesses.

Labor disruptions could materially adversely affect our business, financial condition and results of operations.

As of December 31, 2017, we had approximately 3,500 global employees, with approximately 1,400 employees located in the United States and approximately 2,100 employees located internationally. In various countries, local law requires our participation in works councils, and we have approximately 500 employees working under collective bargaining agreements. While we have not experienced any material work stoppages at any of our facilities, any stoppage or slowdown could cause material interruptions in our business, and we cannot assure investors that alternate qualified personnel would be available on a timely basis, or at all. As a result, labor disruptions at any of our locations could materially adversely affect our business, financial condition and results of operations.

Natural disasters and other events beyond our control could adversely affect us.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, our servers and data centers and the global economy, and thus could have a strong negative effect on us. Our business operations and our servers and data centers are subject to interruption by natural disasters, fire, power shortages, pandemics and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to continue operations, and could decrease demand for our platform. Our primary data centers are located in Chicago, IL, Sterling, VA, Piscataway, NJ, Raleigh, NC, Paris, France and London, UK, making our business particularly susceptible to natural disasters in those areas as well as in areas where our third-party data centers are located. Any natural disaster affecting our data centers could have an adverse effect on our financial condition and operating results.

Political uncertainty, political unrest or terrorism could adversely affect business conditions in those regions, which in turn could disrupt our business and adversely impact our results of operations and financial condition.

We conduct business in countries and regions that are vulnerable to disruptions from political uncertainty, political unrest or terrorist acts. Any damage or disruption from political uncertainty, political unrest or terrorist acts would damage our ability to provide services, in whole or in part, and/or otherwise damage our operations and could have an adverse effect on our business, financial condition or results of operations. Further, political tensions and escalation of hostilities could adversely affect our operations in these countries and therefore adversely affect our revenues and results of operations. Terrorist attacks and other acts of violence or war could affect us or our clients by disrupting normal business practices for extended periods of time and reducing business confidence. In addition, acts of violence or war may make travel more difficult and may effectively curtail our ability to serve our clients’ needs, any of which could adversely affect our results of operations.

Trends in print news and media readership could have a material adverse effect on our financial performance.

The volume of content from print news sources has declined in recent years, which has reduced the volume of print news stories delivered through our content offerings. This has largely been driven by a decline in print media readership which has in turn seen a reduction in media publisher revenue and journalist numbers associated with media such as print newspapers. If the volume of content continues to decline (e.g., because of further reductions in journalist numbers by print media publishers), and if we are unable to offset this decline with our current and/or future other software and services, our future financial performance could be adversely affected.

The development of self-service media intelligence offerings and related technology could have a material adverse effect on our business.

The proliferation of digital, free-to-access news content has led to the introduction of low-cost or free self-service media intelligence offerings. Moreover, our insights group provides human-generated media intelligence analysis and consultation to some of our larger customers. More efficient or cost-effective technology that replaces the need for such human-generated analysis could have an adverse effect on our business. Our future financial performance could be affected by customers adopting these low-cost, self-service media intelligence platforms and technologies.

Decisions to declare future dividends on our ordinary shares will be at the discretion of our board of directors based upon a review of relevant considerations. Accordingly, there can be no guarantee that we will pay future dividends to our shareholders.

Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the board of directors and subject to certain limitations set forth in the agreements governing our credit facilities. The board’s determination to declare dividends will depend upon our profitability and financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that the board deems relevant. Based on an evaluation of these factors, the board of directors may determine not to declare future dividends at all or to declare future dividends at a reduced amount. Accordingly, there can be no guarantee that we will pay future dividends to our shareholders.

Our shareholders may face difficulties in protecting their interests, as Cayman Islands law provides substantially less protection when compared to the laws of the United States.

Our corporate affairs are governed by our amended and restated memorandum and articles of association and by the Companies Law of the Cayman Islands (2016 Revision) (the “Companies Law”) and common law of the Cayman Islands. The rights of shareholders to take legal action against our directors and us, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, which has persuasive, but not binding, authority on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as they would be under statutes or judicial precedents in the United States. In particular, the Cayman Islands have a less exhaustive body of securities laws as compared to the United States. In addition, Cayman Islands companies may not have standing to initiate a shareholder derivative action before the United States federal courts. As a result, our shareholders may have more difficulty in protecting their interests through actions against us or our officers, directors or major shareholders than would shareholders of a corporation incorporated in a jurisdiction in the United States.

Certain judgments obtained against us by our shareholders may not be enforceable.

We are a Cayman Islands company and a portion our assets are located outside of the United States. As a result, it may be difficult or impossible for investors to bring an action against us in the United States in the event that they believe that their rights have been infringed under U.S. federal securities laws or otherwise. It may not be possible to enforce certain court judgments obtained in the United States against us (or our directors or officers) in the Cayman Islands. We have been advised that there is no statutory enforcement in the Cayman Islands of judgments obtained in United States courts, and such matters are governed by the common law of the Cayman Islands. Uncertainty exists as to whether the courts of the Cayman Islands would:

•	recognize or enforce judgments of United States courts obtained against us or our directors or officers predicated upon the civil liabilities provisions of the securities laws of the United States or any state in the United States; or
•	entertain original actions brought in the Cayman Islands against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States.

We have been advised that the uncertainty with regard to Cayman Islands law relates to whether a judgment obtained from the United States courts under civil liability provisions of the securities laws will be determined by the courts of the Cayman Islands as penal or punitive in nature. If such a determination is made, the courts of the Cayman Islands will not recognize or enforce the judgment against a Cayman Islands company. Because the courts of the Cayman Islands have yet to rule on whether such judgments are penal or punitive in nature, it is uncertain whether they would be enforceable in the Cayman Islands. We are further advised us that a final and conclusive judgment in the federal or state courts of the United States under which a sum of money is payable, other than a sum payable in respect of taxes, fines, penalties or similar charges, will ordinarily be recognized and enforced in the courts of the Cayman Islands without re-examination of the merits, at common law.

Our business may be adversely affected by third-party claims, including by governmental bodies, regarding the content and advertising distributed through our service.

We rely on our customers to secure the rights to redistribute content over the Internet, and we do not screen the content that is distributed through our service. There is no assurance that our customers have licensed all rights necessary for distribution, including Internet distribution. Other parties may claim certain rights in the content of our customers. In the event that our customers do not have the necessary distribution rights related to content or otherwise distribute illegal content, although we have made efforts to limit our liability we may be required to cease distributing such content or subject to lawsuits and claims of damages for infringement of such rights. Any claims or investigations could adversely affect our business, financial condition and results of operations.

Risks Related to Our Finances and Capital Structure

We have and will continue to have high levels of indebtedness.

As of December 31, 2017, we had no outstanding borrowings and $1.3 million of outstanding letters of credit under our current revolving credit facility (the “2017 Revolving Credit Facility”) and $1,332 million outstanding under our first lien term loan facility (the “2017 First Lien Term Credit Facility” and together with the 2017 Revolving Credit Facility, the “2017 First Lien Credit Facility”). Because borrowings under our 2017 Revolving Credit Facility bear interest at variable rates, any increase in interest rates on debt that we have not fixed using interest rate hedges will increase our interest expense, reduce our cash flow or increase the cost of future borrowings or refinancing. Our indebtedness could have important consequences to our investors, including, but not limited to:

•	increasing vulnerability to, and reducing its flexibility to respond to, general adverse economic and industry conditions;
•	requiring the dedication of a substantial portion of cash flow from operations to the payment of principal of, and interest on, its indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, acquisitions, joint ventures or other general corporate purposes;
•	limiting flexibility in planning for, or reacting to, changes in its business and the competitive environment; and
•	limiting our ability to borrow additional funds and increasing the cost of any such borrowing.

Other than variable rate debt, we believe our business has relatively large fixed costs and low variable costs, which magnifies the impact of revenue fluctuations on our operating results. As a result, a decline in our revenue may lead to a relatively larger impact on operating results. A substantial portion of our operating expenses will be related to personnel costs, regulation and corporate overhead, none of which can be adjusted quickly and some of which cannot be adjusted at all. Our operating expense levels will be based on our expectations for future revenue. If actual revenue is below management’s expectations, or if our expenses increase before revenues do, both revenues less transaction-based expenses and operating results would be materially and adversely affected. Because of these factors, it is possible that our operating results or other operating metrics may fail to meet the expectations of stock market analysts and investors. If this happens, the market price of our ordinary shares may be adversely affected.

The credit agreement in respect of our 2017 First Lien Credit Facility contains a change of control provision that could require us to amend or refinance our indebtedness.

The credit agreement in respect of our 2017 First Lien Credit Facility provides that an event of default will occur upon specified change of control events, which include us ceasing to beneficially own directly or indirectly all of the voting equity interests of certain credit parties thereunder. In addition, a change of control event occurs if any person or group beneficially owns directly or indirectly a majority of our voting equity interests (other than the Sponsor and certain other specified persons). Although we do not currently anticipate that any such person will beneficially own a majority of the ordinary shares prior to our amendment or refinancing of this indebtedness, no person is contractually obligated to retain the ordinary shares it holds. If we are unable to amend these agreements or refinance this indebtedness, we will be limited in our ability to issue additional equity to any person which would acquire a majority of ordinary shares following such issuance and will need to rely on other sources of financing, including additional borrowings.

Our ability to pay dividends in the future will be subject to our subsidiaries’ ability to distribute cash to us.

We do not anticipate that our board of directors will declare dividends in the foreseeable future. If we decide to declare dividends in the future, as a holding company, we will require dividends and other payments from our subsidiaries to meet such cash requirements. Our credit agreements place certain contractual restrictions on our subsidiaries’ ability to make distributions to us. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Overview” for a discussion of our credit facilities’ restrictions on our subsidiaries’ ability to make distributions to us. In addition, minimum capital requirements may indirectly restrict the amount of dividends paid upstream, and repatriations of cash from our subsidiaries may be subject to withholding, income and other taxes in various applicable jurisdictions. If our subsidiaries are unable to distribute cash to us and we are unable to pay dividends, our ordinary shares may become less attractive to investors and the price of our ordinary shares may become volatile.

Future changes to tax laws could adversely affect us.

The U.S. government, the Organisation for Economic Co-operation and Development and other governmental agencies in jurisdictions where we do business have had an extended focus on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. As a result, the tax laws in the countries in which we do business could change on a prospective or retroactive basis, and any such changes could adversely affect us.

The withdrawal of the U.K. from the European Union (commonly referred to as Brexit) may cause an increase in our taxes including withholding taxes on repatriation of cash from jurisdictions that are members of the European Union to or through any of our U.K. subsidiaries as a result of the U.K. no longer being entitled to benefits provided by the European Union directives.

The so called “anti-inversion” rules under U.S. federal tax law may impose adverse consequences or apply limitations on our ability to engage in future acquisitions.

Under Section 7874 of the Code, if, following an acquisition of a U.S. corporation by a foreign corporation, at least 80% of the acquiring foreign corporation’s stock by (vote and value) is considered to be held by former shareholders of the U.S. corporation by reason of holding stock of such U.S. corporation then the acquiring corporation could be treated as a U.S. corporation for U.S. federal tax purposes even though it is a corporation created and organized outside the United States.

In addition, following the acquisition of a U.S. corporation by a foreign corporation, Section 7874 of the Code can limit the ability of the acquired U.S. corporation and its U.S. affiliates to utilize U.S. tax attributes (including net operating losses and certain tax credits) to offset U.S. taxable income resulting from certain transactions if the shareholders of the acquired U.S. corporation hold at least 60% (but less than 80%), by either vote or value, of the shares of the foreign acquiring corporation by reason of holding shares in the U.S. corporation, and certain other conditions are met.

Because we are a non-U.S. corporation, Section 7874 of the Code and the regulations thereunder may apply with respect to any potential future acquisitions of U.S. corporations by us. As a result, these rules may impose adverse consequences or apply limitations on our ability to engage in future acquisitions.

If we are characterized as a passive foreign investment company for U.S. federal income tax purposes, our U.S. shareholders may suffer adverse tax consequences.

If 75% or more of our gross income in a taxable year, including our pro-rata share of the gross income of any company, U.S. or foreign, in which we are considered to own, directly or indirectly, 25% or more of the shares by value, is passive income, then we will be a passive foreign investment company, or “PFIC,” for U.S. federal income tax purposes. Alternatively, we will be considered to be a PFIC if at least 50% of our assets in a taxable year, averaged over the year and ordinarily determined based on fair market value and including our pro-rata share of the assets of any company in which we are considered to own, directly or indirectly, 25% or more of the shares by value, are held for the production of, or produce, passive income. Once treated as a PFIC, for any taxable year, a foreign corporation will generally continue to be treated as PFIC for all subsequent taxable years. If we were to be a PFIC, and a U.S. holder does not make an election to treat us as a “qualified electing fund,” or QEF, or a “mark-to-market” election, “excess distributions” to a U.S. holder, and any gain recognized by a U.S. holder on a disposition of our ordinary shares, would be taxed in an unfavorable way. Among other consequences, our dividends, to the extent that they constituted excess distributions, would be taxed at the regular rates applicable to ordinary income, rather than the 20% maximum rate applicable to certain dividends received by an individual from a qualified foreign corporation, and certain “interest” charges may apply. In addition, gains on the sale of our ordinary shares would be treated in the same way as excess distributions.

The tests for determining PFIC status are applied annually and it is difficult to make accurate predictions of future income and assets, which are relevant to the determination of PFIC status. In addition, under the applicable statutory and regulatory provisions, it is unclear whether we would be permitted to use a gross loss from sales (sales less cost of goods sold) to offset our passive income in the calculation of gross income. Although we do not expect that we will be a PFIC in the future, in light of the periodic asset and income tests applicable in making this determination, no assurance can be given that we will not become a PFIC. If we do become a PFIC in the future, U.S. holders who hold ordinary shares during any period when we are a PFIC will be subject to the foregoing rules, even if we cease to be a PFIC, subject to exceptions for U.S. holders who made a timely QEF or mark-to-market election, or certain other elections. We do not currently intend to prepare or provide the information that would enable our shareholders to make a QEF election.

Accordingly, our shareholders are urged to consult their tax advisors regarding the application of PFIC rules.

We incur increased costs and obligations as a result of being a public company.

As a privately held company, we were not required to comply with certain corporate governance and financial reporting practices and policies required of a publicly traded company. As a publicly traded company, we incur significant legal, accounting and other expenses that we were not required to incur in the recent past, particularly after we are no longer an “emerging growth company” as defined under the Jumpstart Our Business Startups Act, as amended (the “JOBS Act”). In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, as well as under the Sarbanes-Oxley Act, the JOBS Act, and the rules and regulations of the SEC and national securities exchanges have created uncertainty for public companies and increased the costs and the time that our board of directors and management must devote to complying with these rules and regulations. We expect these rules and regulations to increase our legal and financial compliance costs and lead to a diversion of management time and attention from revenue generating activities.

Furthermore, the maintenance of the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition. As of December 31, 2017, our management has concluded that we did not maintain effective controls over the preparation and review of the income tax provision and related current and deferred income tax accounts. Specifically, a material weakness in the design of our controls did not ensure that the information used to prepare the income tax provision and related current and deferred income tax accounts was complete and accurate. For more information about this material weakness, see Item 9A, “Controls and Procedures.” We have made, and will continue to make, enhancements to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a publicly traded company. However, the measures we take may not be sufficient to satisfy our obligations as a publicly traded company.

For as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We may remain an “emerging growth company” until October 19, 2020 (the fifth anniversary of the consummation of our predecessor’s initial public offering) or until such earlier time that we have more than $1.07 billion in annual revenues, have more than $700.0 million in market value of our ordinary shares held by non-affiliates, or issue more than $1.0 billion of non-convertible debt securities over a three-year period. Further, there is no guarantee that the exemptions available to us under the JOBS Act will result in significant savings. To the extent we choose not to use exemptions from various reporting requirements under the JOBS Act, we will incur additional compliance costs, which may impact earnings.

As an “emerging growth company,” we cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our ordinary shares less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to obtain an assessment of the effectiveness of our internal controls over financial reporting from our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies. We have elected to take advantage of such extended transition period. We cannot predict if investors will find our ordinary shares less attractive because we rely on these exemptions. If some investors find our ordinary shares less attractive as a result, there may be a less active market for our ordinary shares and our share price may be more volatile.

If we do not develop and implement all required accounting practices and policies, we may be unable to provide the financial information required of a U.S. publicly traded company in a timely and reliable manner.

If we fail to maintain effective internal controls and procedures and disclosure procedures and controls, we may be unable to provide financial information and required SEC reports that a U.S. publicly traded company is required to provide in a timely and reliable fashion. Any such delays or deficiencies could penalize us, including by limiting our ability to obtain financing, either in the public capital markets or from private sources and hurt our reputation and could thereby impede our ability to implement our growth strategy. In addition, any such delays or deficiencies could result in our failure to meet the requirements for listing of our ordinary shares on a national securities exchange.

The price of our ordinary shares may be volatile.

The price of our ordinary shares may fluctuate due to a variety of factors, including:

•	actual or anticipated fluctuations in our quarterly and annual results and those of other public companies in industry;
•	mergers and strategic alliances in the industry in which we operate;
•	market prices and conditions in the industry in which we operate;
•	changes in government regulation;
•	potential or actual military conflicts or acts of terrorism;
•	the failure of securities analysts to publish research about us, or shortfalls in our operating results compared to levels forecast by securities analysts;
•	announcements concerning us or our competitors; and
•	the general state of the securities markets.

These market and industry factors may materially reduce the market price of our ordinary shares, regardless of our operating performance.

Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our ordinary shares.

We currently expect that securities research analysts will establish and publish their own periodic projections for our business. These projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our share price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our share price or trading volume could decline. While we expect research analyst coverage, if no analysts commence coverage of us, the trading price and volume for our ordinary shares could be adversely affected.

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to the holders of our warrants, thereby making such warrants worthless.

We have the ability to redeem outstanding warrants (other than the private warrants) at any time after they become exercisable and prior to their expiration, at $0.01 per warrant, if the last reported sales price (or the closing bid price of our ordinary shares in the event the ordinary shares are not traded on any specific trading day) of the ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the date we send proper notice of such redemption, provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”) covering the ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force a warrant holder: (i) to exercise warrants and pay the exercise price therefore at a time when it may be disadvantageous for holders of our warrants to do so, (ii) to sell warrants at the then-current market price when holders might otherwise wish to hold their warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, will be substantially less than the market value of such warrants.

We may issue additional ordinary shares or other equity securities without shareholder approval, which would dilute shareholder ownership interests and may depress the market price of our ordinary shares.

We may issue an aggregate of 6,000,000 ordinary shares to Cision Owner upon achievement of milestone targets, of which 2,000,000 of such shares were issued to Cision Owner on November 3, 2017. Our issuance of additional ordinary shares or other equity securities of equal or senior rank would have the following effects:

•	our existing shareholders’ proportionate ownership interest will decrease;
•	the amount of cash available per share, including for payment of dividends in the future, may decrease;
•	the relative voting strength of each previously outstanding common share may be diminished; and
•	the market price of our ordinary shares may decline.

Our amended and restated memorandum and articles of association contain anti-takeover provisions that could adversely affect the rights of our shareholders.

Our amended and restated memorandum and articles of association contain provisions to limit the ability of others to acquire control of our company or cause us to engage in change-of-control transactions, including, among other things:

•	provisions that authorize our board of directors, without action by our shareholders, to issue additional ordinary shares and preferred shares with preferential rights determined by our board of directors;
•	provisions that permit only a majority of our board of directors, the chairman of our board of directors or, for so long as Cision Owner beneficially and its affiliates own at least 10% of our ordinary shares, Cision Owner to call shareholder meetings and therefore do not permit shareholders to call shareholder meetings;
•	provisions that impose advance notice requirements, minimum shareholding periods and ownership thresholds, and other requirements and limitations on the ability of shareholders to propose matters for consideration at shareholder meetings; provided, however, at any time when Cision Owner beneficially owns, in the aggregate, at least 5% of our ordinary shares, such advance notice procedure will not apply to it; and
•	a staggered board whereby our directors are divided into three classes, with each class subject to retirement and re-election once every three years on a rotating basis.

These provisions could have the effect of depriving our shareholders of an opportunity to sell their shares at a premium over prevailing market prices by discouraging third parties from seeking to obtain control of our company in a tender offer or similar transaction. With our staggered board of directors, at least two annual meetings of shareholders will generally be required in order to effect a change in a majority of our directors. Our staggered board of directors can discourage proxy contests for the election of our directors and purchases of substantial blocks of our shares by making it more difficult for a potential acquirer to gain control of our board of directors in a relatively short period of time.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters is located in Chicago, Illinois and consists of approximately 46,000 square feet of leased space. We also lease approximately 13 other offices throughout the United States and approximately 34 offices in foreign countries where we operate.

Our current facilities meet our needs for our employee base and can accommodate our currently contemplated growth. We believe that we will be able to obtain suitable additional facilities on commercially reasonable terms to meet any future needs.

Item 3.	Legal Proceedings

From time to time, we are subject to litigation incidental to our business and to governmental investigations related to our products and services. We are not currently party to any legal proceedings or investigations that would reasonably be expected to have a material adverse effect on its business or financial condition. See Item 1A, “Risk Factors — We are the subject of continuing litigation and governmental inquiries.”

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Securities

The units of our predecessor, Capitol Acquisition Corp. III (“Capitol”), commenced public trading upon consummation of its initial public offering on October 13, 2015, and its common stock and warrants commenced separate trading on December 7, 2015. Prior to the separation of Capitol’s units on December 7, 2015 there was no public market for its common stock.

Prior to the consummation of the Business Combination on June 29, 2017, Capitol’s common stock, warrants and units were each listed on the NASDAQ Capital Market under the symbols “CLAC,” “CLACW” and “CLACU,” respectively. On June 30, 2017, Capitol’s common stock, warrants and units were exchanged into our ordinary shares and warrants to purchase our ordinary shares (“Warrants”), which commenced trading on the New York Stock Exchange under the symbols “CISN” and “CISN WS,” respectively.

The following table shows the high and low sale prices per share of Capitol’s common stock and warrants (for dates prior to June 30, 2017) or our ordinary shares and Warrants (for dates on or after June 30, 2017), as applicable, as reported on the Nasdaq Stock Market or New York Stock Exchange, respectively, for the periods indicated.

	Common Stock / Ordinary Shares		Warrants
	High	Low	High	Low
First Quarter 2016	$9.75	$9.40	$0.65	$0.30
Second Quarter 2016	9.80	9.62	0.40	0.32
Third Quarter 2016	10.00	9.65	0.70	0.40
Fourth Quarter 2016	10.00	9.80	0.87	0.63
First Quarter 2017	10.60	9.93	1.92	0.70
Second Quarter 2017	10.85	9.90	2.01	1.50
Third Quarter 2017	13.36	10.20	2.99	1.86
Fourth Quarter 2017	13.68	11.13	3.40	2.10

On March 9, 2018, the closing prices of our ordinary shares and Warrants were $12.10 and $2.38, respectively. As of March 9, 2018, we had approximately 12 holders of record of our ordinary shares. These figures do not include the number of persons whose securities are held in nominee or “street” name accounts through brokers.

Dividends

We have never declared or paid, and do not anticipate declaring or paying, any cash dividends on our ordinary shares in the foreseeable future. It is presently intended that we will retain our earnings for use in business operations and, accordingly, it is not anticipated that our board of directors will declare dividends in the foreseeable future. In addition, the terms of our credit facilities will include restrictions on our ability to issue dividends. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Overview” for a discussion of our credit facilities’ restrictions on our subsidiaries’ ability to pay dividends or other payments to us.

Stock Performance Graph

The graph below compares our cumulative total stockholder return on our ordinary shares from the closing price on June 29, 2017, the day of our consummation of the business combination with Capitol and the day prior to our first day of trading on the New York Stock Exchange, through December 31, 2017, with the cumulative total return of (i) the Russell 2000 Composite Stock Index (“Russell 2000”) and (ii) a peer index representing the weighted-average composite of Aspen Technology, Inc., Blackbaud, Inc., The Dun & Bradstreet Corporation, FactSet Research Systems, Inc., Guidewire Software, Inc., IHS Markit Ltd., Isentia Group Limited, Manhattan Associates, Inc., Nielsen Holdings N.V., and Nuance Communications, Inc. This graph assumes an investment of $100.00 in our ordinary shares and in each of the respective indices at the closing on June 29, 2017 and the relative performances of each are then tracked through December 31, 2017. We paid no dividends on our ordinary shares during the period covered by the graph. Measurement points are as of June 29, 2017 and then at 45-day intervals through December 31, 2017.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our ordinary shares.

This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by us under the Securities Act or the Exchange Act.

Equity Compensation Plans

The information required with respect to securities authorized for issuance under equity compensation plans is incorporated herein by reference to our definitive proxy statement for our 2018 annual meeting of shareholders.

Item 6.	Selected Financial Data

The following consolidated statements of operations data for the years ended December 31, 2017, 2016 and 2015 and the consolidated balance sheet data at December 31, 2017 and 2016 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the period from April 14, 2014 (inception) to December 31, 2014 and the consolidated balance sheet data at December 31, 2015 and 2014 are derived from our audited financial statements not included in this Annual Report on Form 10-K. You should read the following selected financial data in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this report.

(in thousands except share and per share amounts)	For the year ended December 31,			Period from April 14, 2014 (inception) to December 31,
	2017	2016	2015	2014
Statements of Operations Data:
Revenue	$631,637	$467,772	$333,958	$170,114
Cost of revenue	200,836	162,583	125,006	74,552
Gross profit	430,801	305,189	208,952	95,562
Operating costs and expenses:
Sales and marketing	114,750	92,594	71,603	56,029
Research and development	22,102	19,445	16,604	5,657
General and administrative	166,759	135,737	88,448	112,722
Amortization of intangible assets	89,159	77,058	59,914	22,065
Total operating costs and expenses	392,770	324,834	236,569	196,473
Operating income (loss)	38,031	(19,645)	(27,617)	(100,911)
Non operating income (expense):
Foreign exchange (losses) gains	(5,458)	6,299	(10,886)	(10,992)
Interest and other income, net	2,132	831	5,750	339
Interest expense	(116,466)	(117,997)	(61,398)	(28,408)
Loss on extinguishment of debt	(51,872)	(23,591)	—	—
Total non operating loss	(171,664)	(134,458)	(66,534)	(39,061)
Loss before income taxes	(133,633)	(154,103)	(94,151)	(139,972)
Benefit from income taxes	(10,591)	(55,691)	(3,607)	(31,010)
Net loss	$(123,042)	$(98,412)	$(90,544)	$(108,962)

Statements of Cash Flow Data:
Net cash provided by (used in):
Operating activities	$68,848	$17,373	$22,422	$(50,804)
Investing activities	(79,988)	(819,416)	(10,664)	(771,555)
Financing activities	121,945	808,353	(8,568)	(851,819)

	As of December 31,
	2017	2016	2015	2014
Balance Sheet Data:
Cash and cash equivalents	$148,654	$35,135	$30,606	$28,577
Total assets	1,935,358	1,787,068	918,930	1,037,261
Total liabilities	1,618,989	2,146,121	1,124,958	1,146,617
Mandatory redeemable stockholders’ equity	—	701	649	5
Total stockholders’ equity (deficit)	316,369	(359,754)	(206,677)	(110,818)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis together with “Selected Consolidated Financial and Other Data” and the audited financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements about our business, operations and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations and intentions. Our future results and financial condition may differ materially from those currently anticipated by us as a result of the factors described in the sections entitled “Risk Factors” and “Information Regarding Forward-Looking Statements.” Throughout this section, unless otherwise noted “we”, “us” and the “Company” refer to Cision Ltd. and its consolidated subsidiaries. Certain amounts in this section may not foot due to rounding.

Overview

We are a leading global provider of PR software, media distribution, media intelligence and related professional services, according to Burton-Taylor International Consulting LLC, as measured by total revenue. Public relations and communications professionals use our products and services to help manage, execute, and measure their strategic public relations and communications programs. Similar to Bloomberg for finance professionals, LinkedIn for HR professionals, and Salesforce for sales professionals, we are an industry standard SaaS solution for PR and marketing professionals, and are deeply embedded in industry workflow. We deliver a sophisticated, easy-to-use platform for communicators to reach relevant media influencers and craft compelling campaigns that impact customer behavior. With rich monitoring and analytics, Cision Communications Cloud, a cloud-based platform that integrates each of our point solutions into a single unified interface, arms brands with the insights they need to link their earned media to strategic business objectives, while aligning it with owned and paid channels. This platform enables companies and brands to build consistent, meaningful and enduring relationships with influencers and buyers in order to amplify their marketplace influence. We have more than 75,000 customers and an expansive global reach, spanning most major international markets around the globe including those outside of the United States such as Canada, China, India, EMEA, and Latin America, which, in aggregate, accounted for 35% of our 2017 revenue.

The Merger and Formation of Cision Ltd. On June 29, 2017, at an annual meeting of shareholders, the parties to the Agreement and Plan of Merger, dated as of March 19, 2017 and amended as of April 7, 2017, by and among Capitol Acquisition Corp. III, Capitol Acquisition Holding Company Ltd., renamed Cision Ltd. on June 29, 2017, Capitol Acquisition Merger Sub, Inc. (“Merger Sub”), Canyon Holdings (Cayman), L.P. (“Cision Owner”) and Canyon Holdings S.à r.l. (“Cision Luxco”) (the “Merger Agreement”), consummated (a) the contribution by Cision Owner of all of its share capital and convertible preferred equity certificates in Cision Luxco in exchange for shares and warrants of Cision and (b) the merger of Merger Sub with and into Capitol with Capitol being the surviving entity in the merger (together, the “Transactions”). At the annual meeting of shareholders on June 29, 2017, holders of 490,078 shares of Capitol common stock exercised their rights to convert those shares to cash at a conversion price of approximately $10.04 per share, or an aggregate of approximately $4.9 million. The per share conversion price of approximately $10.04 for holders of public shares electing conversion was paid out of Capitol’s trust account, which had a balance immediately prior to the Closing of approximately $326.3 million. Of the remaining funds in the trust account: (i) approximately $16.2 million was used to pay Capitol’s transaction expenses and (ii) the balance of approximately $305.2 million was released to Cision to be used for working capital and general corporate purposes, including to pay down $294.0 million of Cision’s second lien credit facility (the “2016 Second Lien Credit Facility”), plus a 1% fee and interest. Immediately after giving effect to the Transactions (including as a result of the conversions described above and certain forfeitures of Capitol common stock and warrants immediately prior to the closing), there were 120,512,402 ordinary shares and warrants to purchase 24,375,596 ordinary shares of Cision issued and outstanding. Upon the closing, Capitol’s common stock, warrants and units ceased trading, and Cision’s ordinary shares and warrants began trading on the NYSE and NYSE MKT, respectively, under the symbol “CISN” and “CISN WS” respectively.

Acquisitions and Divestitures

Since January 1, 2015 through December 31, 2017, we have made the following acquisitions and divestitures:

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

Acquisition of Argus. On June 22, 2017, we acquired all of the outstanding shares of L’Argus de la Presse (“Argus”), a Paris-based provider of media monitoring solutions, for $6.8 million in cash paid at closing and up to $1.2 million to be paid in cash over the next four years.

Acquisition of CEDROM. On December 19, 2017, we acquired all of the outstanding shares of CEDROM-SNi Inc. (“CEDROM”), a Montréal-based firm specializing in digital media monitoring, for CAD 33.1 million. At the date of acquisition, CEDROM had over 100 employees with offices in Montréal, Québec City, Ottawa, Toronto and Paris.

The results of operations of these acquired businesses and divestitures have been included in our financial statements since the applicable acquisition date or through the divestiture date. For more information regarding these transactions, see Note 3 to our consolidated financial statements included elsewhere in this report.

Recent Developments

Incremental Amendment to 2017 First Lien Credit Facility. On December 14, 2017, our wholly owned subsidiary, Canyon Valor Companies, Inc. (the ‘‘Borrower’’), entered into an incremental facility amendment (the “Incremental Amendment”) to the 2017 First Lien Credit Facility. The Incremental Amendment provided for an incremental $75.0 million dollar-denominated term loan facility (the “Incremental Facility”). The proceeds from the Incremental Facility were used to fund the CEDROM and Prime acquisitions, the latter occurring in January 2018.

Acquisition of PRIME Research. On January 23, 2018, we acquired all of the membership interests of Prime, a leading global provider of media measurement and analysis services. The purchase price was approximately €75.7 million and consisted of approximately €56.8 million in cash consideration, the issuance of approximately 1.7 million ordinary shares valued at €16.4 million plus up to €2.5 million in ordinary shares to be issued 18 months after closing, subject to certain reductions in accordance with the purchase agreement. At the date of the acquisition, Prime had over 700 employees with offices in the Brazil, China, Germany, Switzerland, the United Kingdom, and the United States.

Repricing of our 2017 First Lien Credit Facility. On February 8, 2018, we repriced our $1,417 million First Lien Credit Facility. The repriced First Lien Credit Facility consisted of a $75.0 million revolving loan facility and a $1,342 million term loan facility. The term loan facility consisted of $1,032 million of US dollar borrowings and €249 million of Euro borrowings. The term loans and revolving borrowings were repriced at an interest rate of LIBOR plus 3.25% for US dollar borrowings and EURIBOR plus 3.50% for Euro borrowings.

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

When sold together, revenue from our different service offerings are accounted for separately as those services have value on a standalone basis and do not involve a significant degree of risk or unique acceptance criteria. We allocate revenue to each element in a multiple element arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specified objective evidence (“VSOE”), if available, third-party evidence (“TPE”), if VSOE is not available, or estimated selling price, if neither VSOE nor TPE is available. As we have been unable to establish VSOE or TPE for the elements of its arrangements due to factors such as a high number of varied service offerings sold on a subscription basis to differing customer concentrations as well as varied discounting practices and unobservable competitive data for similar services, we estimate selling prices by analyzing multiple factors such as historical pricing trends, customer renewal activity, and discounting practices. The volume of multiple element arrangements sold in which any element of the arrangement has a revenue attribution pattern different to the other elements was not significant for all periods presented.

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

General and Administrative Expenses. Our general and administrative expenses consist primarily of compensation and related expenses for general corporate functions such as executive, legal, finance, human resources and administrative personnel, as well as costs for external legal, accounting and other professional services, acquisition and other related expenses, third-party payment processing and credit card fees, facilities rent and other corporate expenses.

Depreciation and Amortization. Depreciation includes depreciation of property, equipment and software. Assets acquired under capital leases and leasehold improvements are amortized. Amortization of assets acquired under capital leases is included in depreciation and amortization expense. When assets are retired or otherwise disposed of, the asset and related accumulated depreciation are eliminated from the accounts and resulting gain or loss is recorded in the results of operations. Amortization of intangible assets consist primarily of the amortization of intangibles related to trade name, brand, and customer relationships acquired through our historical acquisitions.

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

Impact of Foreign Exchange Rates

We report in U.S. dollars, and the functional currency of our foreign operating subsidiaries is the local currency, including the British Pound, the Euro, the Swedish Krona and the Canadian Dollar. Many of these currencies have weakened significantly against the U.S. dollar since the end of 2014. Approximately 35% of our revenues are generated in non-U.S. dollar-denominated currencies. The financial statements of these subsidiaries are translated into U.S. dollars using exchange rates in effect at each balance sheet date for assets and liabilities and average exchange rates during the period for revenues and expenses. To the extent we experience significant currency fluctuations, our results of operations may be impacted.

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

Results of Operations

This section includes a summary of our historical results of operations, followed by detailed comparisons of our results for (i) the years ended December 31, 2017 and 2016 and (ii) the years ended December 31, 2016 and 2015. We have derived this data from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The following table shows certain income statement data in thousands of dollars and percentages for the periods indicated:

	Year Ended December 31, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015
Revenue	$631,637	100.0%	$467,772	100.0%	$333,958	100.0%
Cost of revenue	200,836	31.8%	162,583	34.8%	125,006	37.4%
Gross profit	430,801	68.2%	305,189	65.2%	208,952	62.6%
Operating costs and expenses:
Sales and marketing	114,750	18.2%	92,594	19.8%	71,603	21.4%
Research and development	22,102	3.5%	19,445	4.2%	16,604	5.0%
General and administrative	166,759	26.4%	135,737	29.0%	88,448	26.5%
Amortization of intangibles	89,159	14.1%	77,058	16.5%	59,914	17.9%
Total operating costs and expenses	392,770	62.2%	324,834	69.4%	236,569	70.8%
Operating income (loss)	38,031	6.0%	(19,645)	(4.2)%	(27,617)	(8.3)%
Non operating income (expense):
Foreign exchange (losses) gains	(5,458)	(0.9)%	6,299	1.3%	(10,886)	(3.3)%
Interest and other income, net	2,132	0.3%	831	0.2%	5,750	1.7%
Interest expense	(116,466)	(18.4)%	(117,997)	(25.2)%	(61,398)	(18.4)%
Loss on extinguishment of debt	(51,872)	(8.2)%	(23,591)	(5.0)%	—	—
Total non operating loss	(171,664)	(27.2)%	(134,458)	(28.7)%	(66,534)	(19.9)%
Loss before income taxes	(133,633)	(21.2)%	(154,103)	(32.9)%	(94,151)	(28.2)%
Benefit from income taxes	(10,591)	(1.7)%	(55,691)	(11.9)%	(3,607)	(1.1)%
Net loss	$(123,042)	(19.5)%	$(98,412)	(21.0)%	$(90,544)	(27.1)%

Non-GAAP Financial Measures

The measures of revenue and Adjusted EBITDA discussed herein are the measures currently utilized by management to assess performance, and we disclose these measures to investors to provide them with a meaningful understanding of our company’s performance. We are in the process of an operational, technological and financial integration effort for all recently combined businesses, particularly with respect to the acquisition of PR Newswire which was acquired in June 2016. One of our current objectives is to identify the most relevant key performance indicators to stakeholders for the fully integrated business. The determination as to when we will be able to identify these performance measures will be dependent on our ability to migrate customers from legacy platforms onto the C3 platform. When such integration and implementation is complete and such measures are available and utilized by management, these measures will be included in future disclosures to investors.

Net Income to Adjusted EBITDA Reconciliation

We define Adjusted EBITDA as net income (loss), determined in accordance with U.S. GAAP, for the period presented, before depreciation and amortization, interest expense and loss on extinguishment of debt, and income taxes, further adjusted to exclude the following items: (a) acquisition-related costs and expenses; (b) stock-based compensation; (c) deferred revenue reduction from purchase accounting; (d) gains or losses related to divested businesses or assets groups; (e) sponsor fees and expenses; and (f) unrealized (gain) or loss on foreign currency translation.

We believe Adjusted EBITDA, when considered along with other performance measures, is a useful measure as it reflects certain drivers of the business, such as sales growth and operating costs. We believe Adjusted EBITDA can be useful in providing an understanding of the underlying operating results and trends and an enhanced overall understanding of our financial performance and prospects for the future. While Adjusted EBITDA is not a recognized measure under U.S. GAAP, management uses this financial measure to evaluate and forecast business performance. Adjusted EBITDA is not intended to be a measure of liquidity or cash flows from operations or a measure comparable to net income as it does not take into account certain requirements, such as capital expenditures and related depreciation, principal and interest payments, and tax payments. Adjusted EBITDA is not a presentation made in accordance with U.S. GAAP, and our use of the term Adjusted EBITDA may vary from the use of similarly-titled measures by others in our industry due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation.

The presentation of non-U.S. GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP. Investors should read this discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and the related notes thereto also included within.

The following table outlines the reconciliation from net loss to Adjusted EBITDA for the years indicated:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Net loss	$(123,042)	$(98,412)	$(90,544)
Depreciation and amortization	139,474	126,983	104,038
Interest expense and loss on extinguishment of debt	168,338	141,588	61,398
Income tax benefit	(10,591)	(55,691)	(3,607)
Acquisition-related costs and expenses	42,235	45,006	28,010
Stock-based compensation	4,138	5,302	5,294
Deferred revenue reduction from purchase accounting	1,448	1,168	10,933
Gain on sale of businesses	(1,785)	—	(7,628)
Sponsor fees and expenses	284	587	636
Unrealized translation loss (gain)	5,011	(4,350)	10,359
Adjusted EBITDA	$225,510	$162,181	$118,889

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenue

Revenue increased $163.9 million, or 35.0%, from $467.8 million for the year ended December 31, 2016 to $631.6 million for the year ended December 31, 2017. This increase was primarily driven by our acquisitions of PR Newswire, Argus, Bulletin and CEDROM, offset by net customer losses and the divestiture of our Vintage business. Revenue from PR Newswire, excluding Vintage, increased $145.8 million for the year ended December 31, 2017 primarily due to the recognition of a full year of activity for 2017 versus a partial year of activity for the year ended December 31, 2016. Aggregate revenue from the acquisitions of Argus, Bulletin and CEDROM from the acquisition date of each entity through December 31, 2017 was $44.8 million. The revenue reduction due to our Vintage business, which was divested in March 2017, was approximately $9.0 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. Revenues in our U.S. business, excluding revenue from PR Newswire, Bulletin and Vintage, declined from $199.8 million in the year ended December 31, 2016 to $181.9 million for the year ended December 31, 2017 due primarily to net customer losses, resulting in part from our increased focus on our core offerings, and lowered prices on certain renewed contracts resulting from price competition.

Cost of Revenue

Cost of revenue increased $38.3 million, or 23.5%, from $162.6 million for the year ended December 31, 2016 to $200.8 million for the year ended December 31, 2017. This increase was primarily driven by our acquisitions of PR Newswire, Argus, Bulletin and CEDROM, offset by a reduction in our personnel costs, content acquisition costs, software maintenance costs, depreciation and amortization costs, and in outside services for hosting and professional services, totaling approximately $10.7 million. Cost of revenue from PR Newswire, excluding Vintage, increased $28.2 million for the year ended December 31, 2017 primarily due to the recognition of a full year of activity for 2017 versus a partial year of activity for the year ended December 31, 2016. Cost of revenue from the acquisitions of Argus, Bulletin and CEDROM from the acquisition date of each entity through December 31, 2017 was $27.4 million. Cost of revenue reduction attributed to our Vintage business, which was divested in March 2017, was $6.4 million for the year ended December 31, 2017.

Sales and Marketing

Sales and marketing expenses increased $22.2 million, or 23.9%, from $92.6 million for the year ended December 31, 2016 to $114.8 million for the year ended December 31, 2017. This increase was primarily driven by our acquisitions of PR Newswire, Argus, Bulletin and CEDROM, offset by a reduction in our marketing costs that were primarily driven by a $2.3 million reduction in paid advertising costs. Sales and marketing expenses from PR Newswire, excluding Vintage, increased $20.6 million for the year ended December 31, 2017 primarily due to the recognition of a full year of activity for 2017 versus a partial year of activity for the year ended December 31, 2016. Sales and marketing expenses from the acquisitions of Argus, Bulletin and CEDROM from the acquisition date of each entity through December 31, 2017 was $5.6 million. Sales and marketing attributed to our Vintage business, which was divested in March 2017, decreased $1.9 million for the year ended December 31, 2017.

Research and Development

Research and development expenses increased $2.7 million, or 13.7%, from $19.4 million for the year ended December 31, 2016 to $22.1 million for the year ended December 31, 2017. This increase was primarily driven by our acquisitions of PR Newswire, Argus and CEDROM, offset by a reduction in our personnel costs of $2.7 million resulting from our realization of integration cost synergies. Research and development expenses from PR Newswire increased $3.8 million for the year ended December 31, 2017 primarily due to the recognition of a full year of activity for 2017 versus a partial year of activity for the year ended December 31, 2016.

General and Administrative

General and administrative expenses increased $31.0 million, or 22.9%, from $135.7 million for the year ended December 31, 2016 to $166.8 million for the year ended December 31, 2017. This increase was primarily driven by our acquisitions of PR Newswire, Argus, Bulletin and CEDROM, offset by a $6.0 million reduction in our acquisition-related costs, a one-time contract settlement expense of $1.9 million in 2016 and the divestiture of our Vintage business. General and administrative expenses from PR Newswire, excluding Vintage, increased $28.4 million for the year ended December 31, 2017 primarily due to the recognition of a full year of activity for 2017 versus a partial year of activity for the year ended December 31, 2016. General and administrative expenses from the purchase of Argus, Bulletin and CEDROM from the acquisition date of each entity through December 31, 2017 was $10.8 million.

Foreign Exchange Gains (Losses)

We incurred a $5.5 million foreign exchange loss for the year ended December 31, 2017 due to fluctuations in foreign exchange rates that impacted the carrying value of certain intercompany notes. We recognized a $6.3 million foreign exchange transaction gain for the year ended December 31, 2016 primarily due to the settlement in cash of an intercompany note involving one of our foreign subsidiaries that resulted in a $5.0 million gain.

Interest and Other Income, Net

We recognized $2.1 million of interest and other income, net for the year ended December 31, 2017, which was primarily the result of a $1.8 million gain recognized on the disposal of the Vintage business and $0.4 million in income from our earnings in an unconsolidated affiliate, offset by a $0.4 million reduction to an acquisition-related contingent liability.

Interest Expense and Loss on Extinguishment of Debt

Interest expense decreased approximately $1.5 million, or 1.3%, from $118.0 million for the year ended December 31, 2016 to $116.5 million for the year ended December 31, 2017. This decrease was primarily driven by the refinancing of our existing first lien credit facility (the “2016 First Lien Credit Facility”) and the repayment of the 2016 Second Lien Credit Facility in August of 2017, which lowered our blended effective interest rate, and the use of cash from our merger with Capitol to lower our total outstanding debt balance, offset by a partial year of interest expense in the period ended December 31, 2016 related to the increase in our debt under the 2016 First Lien Credit Facility and the 2016 Second Lien Credit Facility (collectively, the “2016 Credit Facilities”) that we entered into in connection with our acquisition of PR Newswire. Our loss on extinguishment of debt increased $28.3 million, or 119.9%, from $23.6 million for the year ended December 31, 2016 to $51.9 million for the year ended December 31, 2017. The $23.6 million loss on extinguishment of debt in 2016 was the result of our entering into the 2016 First Lien and Second Lien Credit Facilities in connection with our acquisition of PR Newswire that replaced our prior credit facilities. The $51.9 million loss on extinguishment of debt in 2017 was the result of our refinancing of the Company’s 2016 First Lien and Second Lien Credit Facilities in August of 2017.

Provision For (Benefit) From Income Taxes

For the year ended December 31, 2017, we recorded a benefit from income taxes of $10.6 million, equivalent to an effective tax rate of 7.9%. Our benefit from income taxes and effective tax rate is impacted by such costs as disallowed interest expense, non-deductible acquisition and initial public offering costs, and stock compensation, in addition to changes in valuation allowance and tax law changes. For the year ended December 31, 2016, we recorded a benefit from income taxes of $55.7 million, equivalent to an effective tax rate of 36.1%.

Our effective tax rate deviates from the statutory Cayman income tax rate of 0% mainly due to the mix of foreign taxing jurisdictions in which we operate and where our foreign subsidiaries generate taxable income. In 2017, the effective tax rate decreased significantly compared to 2016 primarily due to the change in the U.S. tax law. In 2016, the effective tax rate increased significantly compared to 2015 due to the removal of the valuation allowance as a result of the PR Newswire acquisition. On December 22, 2017, the U.S. federal government enacted comprehensive tax legislation (the “Tax Act”), which significantly revises the U.S. corporate income tax law by, among other things, lowering the U.S. federal corporate income tax rate from 35% to 21%, implementing a territorial tax system, imposing a one-time transition tax on foreign unremitted earnings, and setting limitations on deductibility of certain costs (e.g. interest expense).

Other Comprehensive Income (Loss)

Other comprehensive income increased $97.7 million for the year ended December 31, 2017 to $38.8 million, from a comprehensive loss of $58.9 million for the year ended December 31, 2016. This increase was primarily the result of foreign currency translation gains that resulted from significant depreciation of the US dollar versus the British Pound that impacted the carrying value of intangibles and goodwill in our UK subsidiaries.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenue

Revenue increased $133.8 million, or 40.1%, from $334.0 million for the year ended December 31, 2015 to $467.8 million for the year ended December 31, 2016. This increase was primarily driven by our acquisition of PR Newswire, offset by net customer losses, resulting in part from our increased focus on bundled solutions, the divestiture of our Cision UK and Vocus UK businesses, and a decline in the US dollar versus foreign currencies, principally the British Pound and the Euro. Revenue from PR Newswire from the date of acquisition to December 31, 2016 was $165.1 million. Revenue, excluding PR Newswire, declined from $334.0 million in the year ended December 31, 2015 to $302.7 million for the year ended December 31, 2016. For the year ended December 31, 2015, our revenue included approximately $6.8 million, from our Cision UK and Vocus UK businesses that were divested during June 2015. The decline in the US dollar versus the British Pound, the Euro, and other foreign currencies in 2016 versus 2015 reduced revenues by approximately $9.0 million for the year ended December 31, 2016. Revenues in our U.S. business, excluding PR Newswire, declined from $218.6 million in the year ended December 31, 2015 to $199.8 million for the year ended December 31, 2016 due primarily to net customer losses, resulting in part from our increased focus on bundled solutions, and lowered prices on certain renewed contracts resulting from price competition.

Cost of Revenue

Cost of revenue increased $37.6 million, or 30.1%, from $125.0 million for the year ended December 31, 2015 to $162.6 million for the year ended December 31, 2016. This increase was primarily driven by our acquisition of PR Newswire, offset by a reduction in our personnel costs resulting from our realization of integration cost synergies, a reduction in our content acquisition costs, a decline in the US dollar versus foreign currencies, principally the British Pound and the Euro, and the divestiture of our Cision UK and Vocus UK businesses. Cost of revenue from PR Newswire from the date of acquisition to December 31, 2016 was $50.5 million. For the year ended December 31, 2015, our cost of revenue included approximately $2.0 million, from our Cision UK and Vocus UK businesses that were divested during June 2015. The decline in the US dollar versus the British Pound, the Euro, and other foreign currencies in 2016 versus 2015 reduced our cost of revenue by approximately $3.9 million for the year ended December 31, 2016.

Sales and Marketing

Sales and marketing expenses increased $21.0 million, or 29.3%, from $71.6 million for the year ended December 31, 2015 to $92.6 million for the year ended December 31, 2016. This increase was primarily driven by our acquisition of PR Newswire, offset by a reduction in our sales compensation costs resulting from our realization of integration cost synergies, a reduction in our marketing costs resulting in part from the consolidation third-party contracts and reduced paid advertising costs, a decline in the US dollar versus foreign currencies, including the British Pound and the Euro, and the divestiture of our Cision UK and Vocus UK businesses. Sales and marketing expenses from PR Newswire from the date of acquisition to December 31, 2016 were $28.5 million. Our sales compensation costs decreased by approximately $0.4 million in the year ended December 31, 2016 versus the year ended December 31, 2015. Our marketing expenses decreased by $1.1 million in the year ended December 31, 2016 versus the year ended December 31, 2015 due primarily to a reduction in paid advertising and other third-party marketing costs. For the year ended December 31, 2015, our sales and marketing expenses include approximately $2.4 million, from our Cision UK and Vocus UK businesses that were divested during June 2015. The decline in the US dollar versus the British Pound, the Euro, and other foreign currencies in 2016 versus 2015 reduced our sales and marketing expenses by approximately $1.1 million for the year ended December 31, 2016.

Research and Development

Research and development expenses increased $2.8 million, or 16.9%, from $16.6 million for the year ended December 31, 2015 to $19.4 million for the year ended December 31, 2016. This increase was primarily driven by our acquisition of PR Newswire, offset by a reduction in our research and development compensation costs resulting from the realization of certain planned integration synergies, and a decline in the US dollar versus foreign currencies, principally the British Pound and the Euro. Research and development expenses from PR Newswire from the date of acquisition to December 31, 2016 was $7.2 million. Our research and development compensation costs decreased by $4.5 million in the year ended December 31, 2016 versus the year ended December 31, 2015 due to lower overall headcount and a shift in the mix of capitalizable development work. The decline in the US dollar versus the British Pound, the Euro, and other foreign currencies in 2016 versus 2015 reduced our research and development expenses by approximately $0.5 million for the year ended December 31, 2016.

General and Administrative

General and administrative expenses increased $47.3 million, or 53.5%, from $88.4 million for the year ended December 31, 2015 to $135.7 million for the year ended December 31, 2016. This increase was primarily driven by our acquisition of PR Newswire and an increase in our acquisition-related expenses, offset by a reduction in our general and administrative personnel costs, a decline in the US dollar versus foreign currencies, including principally the British Pound and the Euro, and the divestiture of our Cision UK and Vocus UK businesses. General and administrative expenses from PR Newswire from the date of acquisition to December 31, 2016 were $46.7 million. Our acquisition-related expenses increased by $13.2 million in the year ended December 31, 2016 versus the year ended December 31, 2015. Our general and administrative personnel costs decreased by $5.7 million in the year ended December 31, 2016 versus the year ended December 31, 2015 resulting from the elimination of a number of senior personnel roles that became redundant as a result of our acquisition. For the year ended December 31, 2015, our general and administrative expenses include approximately $1.6 million, from our Cision UK and Vocus UK businesses that were divested during June 2015. The decline in the US dollar versus the British Pound, the Euro, and other foreign currencies in 2016 versus 2015 reduced our general and administrative expenses by approximately $2.5 million for the year ended December 31, 2016.

Foreign Exchange Gains (Losses)

We recognized a $6.3 million foreign exchange transaction gain for the year ended December 31, 2016 primarily due to the settlement in cash of an intercompany note involving one of our foreign subsidiaries that resulted in a $5.0 million gain. We incurred a $10.9 million foreign exchange loss for the year ended December 31, 2015 due to fluctuations in foreign exchange rates that impacted the carrying value of certain intercompany notes.

Interest and Other Income, Net

We recognized a $4.7 million gain on the sale of our Cision UK and Vocus UK assets during the year ended December 31, 2015. No other activity was significant for all periods presented.

Interest Expense and Loss on Extinguishment of Debt

Interest expense and loss on extinguishment of debt increased $80.2 million, or 130.6%, from $61.4 million for the year ended December 31, 2015 to $141.6 million for the year ended December 31, 2016. This increase was primarily driven by the increase in our debt under the 2016 Credit Facilities that were entered into in connection with our acquisition of PR Newswire.

Provision For (Benefit) From Income Taxes

The benefit from income taxes was $55.7 million for the year ended December 31, 2016 versus a benefit from income taxes of $3.6 million for the year December 31, 2015. The benefit from income taxes for the year ended December 31, 2016 was primarily driven by the acquisition of PR Newswire, which resulted in a reduction of valuation allowances in the U.S. group due to the establishment of deferred tax liabilities in purchase accounting. The deferred tax liabilities established in purchase accounting increased goodwill rather than creating deferred tax expense. In addition, the Company determined that the deferred tax liabilities established in purchase accounting supported the realization of deferred tax assets that existed on the date of the PR Newswire acquisition that previously required a valuation allowance. Accordingly, the Company reduced its valuation allowance and recorded a deferred tax benefit.

Other Comprehensive Loss

Other comprehensive loss increased $49.8 million for the year ended December 31, 2016 to $58.9 million, from $9.1 million for the year ended December 31, 2015. This increase was primarily the result of foreign currency translation losses that resulted from significant depreciation of the US dollar versus the British Pound that impacted the carrying value of the intangibles and goodwill in the UK that resulted from our 2014 acquisition of Gorkana.

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

In conjunction with our June 29, 2017 merger with Capitol, the Convertible Preferred Equity Certificates (“CPECs”) held by Cision Owner were converted to equity and so are no longer presented as a liability in the consolidated balance sheet at December 31, 2017. As of December 31, 2017, excluding both cash balances and deferred revenue, our current assets exceed our current liabilities by $6.9 million.

The 2017 First Lien Credit Facility requires quarterly principal repayments in the amount of $2.6 million per quarter and €0.6 million per quarter, which are insignificant compared to the cash we expect to generate from operations. The 2017 First Lien Credit Facility does not mature until 2023, and therefore are not considered to impact our liquidity needs over the next several years. We have been in compliance with all our applicable credit facility covenants through December 31, 2017.

Our cash flow from operations in all periods to date has been adversely impacted by the cash costs incurred to execute the strategic business combinations we have made, which include acquisition fees and expenses and integration costs required to achieve synergies. Acquisition-related costs and expenses for historical periods are reflected in the Net Loss to Adjusted EBITDA Reconciliation included elsewhere in this report. While the execution of these strategic business combinations use short-term operating cash, they are expected to generate significant long-term cost reductions, revenue synergies and substantial incremental operating cash flow, once fully integrated. We believe that this incremental cash flow will be substantial and will enable us to fund cash interest payments.

For the year ended December 31, 2017, net cash provided by operating activities was $68.7 million, which is after deducting the cash costs incurred to execute the strategic business combinations we made during the years ended December 31, 2016 and 2017. For the year ended December 31, 2017, excluding the impact of the acquisition of Bulletin Intelligence, the acquisition of Argus, the acquisition of CEDROM, and the disposition of Vintage, net cash used in investing activities was $25.1 million. For the year ended December 31, 2017, net cash provided by financing activities was $122.0 million, which included $305.2 million in proceeds received in conjunction with our merger with Capitol.

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

Our ability to pay cash dividends on our ordinary shares will be subject to our continued compliance with the terms of our Credit Facilities. Under our 2017 First Lien Credit Facility, our subsidiaries have restrictions on making cash dividends to us, subject to certain exceptions, including that our subsidiaries are permitted to declare and pay cash dividends:

•	in any amount, so long as the total net leverage ratio under our 2017 First Lien Credit Facility would not exceed 3.75 to 1.00 after making such payment;
•	in an amount per annum not greater than 6.0% of (i) the market capitalization of our ordinary shares (based on the average closing price of our shares during the 30 trading days preceding the declaration of such payment) plus (ii) the $305.2 million in proceeds we received in our business combination with Capitol;
•	in an amount that does not exceed the sum of (i) $20.0 million, plus (ii) 50% of consolidated net income of our subsidiaries from January 1, 2016 to the end of the most recent quarter plus (iii) certain other amounts set forth in the definition of “Available Amount” in our 2017 First Lien Credit Facility (provided that we may only include the amounts of consolidated net income described in clause (ii) if our total net leverage ratio would not exceed 5.00 to 1.00 after making such payments; and
•	in an amount that does not exceed the total net proceeds we receive from any public or private offerings of our ordinary shares or similar equity interests.

As of December 31, 2017, we had $148.7 million of cash and cash equivalents on hand, and we had aggregate unused availability of $73.7 million under our 2017 Revolving Credit Facility. Borrowings under this facility bear interest at a variable rate and are a significant source of our liquidity. Our liquidity needs, including our funding of acquisition activities, causes the aggregate amount of outstanding borrowings under our 2017 Revolving Credit Facility to fluctuate. Accordingly, the amount of borrowing capacity available to us can fluctuate depending on operating cash flows, debt service requirements and acquisition and investment activity.

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

As of December 31, 2017, $49.2 million of cash and cash equivalents were held outside of the United States. We have not provided for income taxes on $42.0 million of undistributed earnings of our foreign subsidiaries, other than certain Canadian subsidiaries, as the earnings are considered permanently reinvested. Notwithstanding this, as part of the enactment of U.S. tax reform legislation, we have accrued a $5.5 million transition tax related to our Canadian subsidiaries. This amount includes an estimated $2.1 million of Canadian withholding taxes on the future repatriation of cash from Canada to the U.S. The U.S. does not currently have accumulated earnings and profits and the majority of the other foreign jurisdictions can distribute their earnings to us without significant additional taxation. Accordingly, we have determined that any deferred tax liability associated with a distribution of the undistributed earnings would be immaterial.

Debt Obligations

The following describes the components of our debt obligations as of December 31, 2017. In connection with the consummation of our merger with Capitol, in July 2017, we repaid $294.0 million of our 2016 Second Lien Credit Facility, plus a 1% fee and interest. For more information regarding these transactions, see Note 6 to our consolidated financial statements included elsewhere in this report. On August 4, 2017, we amended our 2016 First Lien Credit Facility and repaid in full the 2016 Second Lien Credit Facility, which is more fully discussed below.

2017 First Lien Credit Facility

On August 4, 2017, we entered into a refinancing amendment and incremental facility amendment to the 2016 First and Second Lien Credit Agreements, with Deutsche Bank AG, New York Branch, as administrative agent and collateral agent, and a syndicate of commercial lenders from time to time party thereto. The 2017 First Lien Credit Facility provided for a tranche of refinancing term loans which refinanced the term loans under our 2016 First Lien Credit Agreement in full and provided for additional term loans of $131.2 million. The 2017 First Lien Credit Facility, on the date of effectiveness, consisted of: (i) a revolving loan facility, which permits borrowings and letters of credit of up to $75.0 million, of which, up to $25.0 million may be used or issued as standby and trade letters of credit; (ii) a $960.0 million Dollar-denominated term credit facility (the “2017 First Lien Dollar Term Credit Facility” and (iii) a €250.0 million Euro-denominated term credit facility (the “2017 First Lien Euro Term Credit Facility”). We used the proceeds from the 2017 First Lien Term Credit Facility to repay all amounts then outstanding under our 2016 First Lien Credit Facility, all amounts outstanding under our 2016 Second Lien Credit Facility, pay all related fees and expenses, and retained remaining cash for general corporate purposes. We terminated the agreement governing the 2016 Second Lien Credit Facility in connection with effecting the 2017 First Lien Credit Facility.

On December 14, 2017, we entered into an incremental facility amendment to the 2017 First Lien Credit Facility. The Incremental Amendment provided for an incremental $75.0 million dollar-denominated term loan facility. The proceeds from the Incremental Facility were used to fund the CEDROM and Prime acquisitions. As of December 31, 2017, we had no outstanding borrowings and $1.3 million of outstanding letters of credit under our 2017 Revolving Credit Facility and $1,332 million outstanding under the 2017 First Lien Term Credit Facility.

On February 8, 2018, we repriced our $1,417 million First Lien Credit Facility (the “Repricing”). The repriced first lien credit agreement consisted of a $75.0 million revolving loan facility and a $1,342 million term loan facility. The term loan facility consisted of $1,032 million of US dollar borrowings and €249 million of Euro borrowings. The term loans and revolving borrowings were repriced at an interest rate of LIBOR plus 3.25% for dollar borrowings and EURIBOR plus 3.50% for Euro borrowings.

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

Following the Repricing, the margin applicable to U.S. dollar loans under the 2017 First Lien Dollar Term Credit Facility bearing interest at the alternate base rate is 2.25%; the margin applicable to loans under the 2017 First Lien Dollar Term Credit Facility bearing interest at the adjusted LIBOR is 3.25%.

Interest is charged on Euro borrowings under our 2017 First Lien Credit Facility at a rate based on the adjusted EURIBOR (a rate equal to the Euro interbank offered rate adjusted for statutory reserves), plus an applicable margin. Following the Repricing, the margin applicable to loans under the 2017 First Lien Euro Term Credit Facility bearing interest at the adjusted LIBOR is 3.50%.

Revolving borrowings in Canadian dollars bear interest at the adjusted Canadian dollar banker’s acceptance rate plus an applicable margin. Following the Repricing, the margin applicable to loans under the 2017 Revolving Credit Facility bearing interest at the alternate base rate, the adjusted LIBOR, and the adjusted Euro interbank offered rate bear interest at rates of 2.25%, 3.25%, and 3.50%, respectively. As of December 31, 2017, prior to our February 8, 2018 repricing, the applicable interest rate under the 2017 First Lien Dollar Term Credit Facility and the 2017 First Lien Euro Term Credit Facility was 5.94% and 4.25%, respectively.

We are obligated to make quarterly principal payments under the 2017 First Lien Dollar Term Credit Facility of $2.6 million (which amount may be reduced by the application of voluntary and mandatory prepayments pursuant to the terms of the 2017 First Lien Credit Facility), with the remaining balance due June 16, 2023. We are obligated to make quarterly principal payments under the 2017 First Lien Euro Term Credit Facility of €0.6 million (which amount may be reduced by the application of voluntary and mandatory prepayments pursuant to the terms of the 2017 First Lien Credit Facility), with the remaining balance due June 16, 2023. The maturity date of the 2017 Revolving Credit Facility is June 16, 2022.

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

The 2017 First Lien Credit Facility includes a springing financial covenant applicable solely to the 2017 Revolving Credit Facility that is tested at such time that 35% or more (excluding letters of credit that have been cash collateralized and letters of credit in an amount not to exceed $4.0 million) of the aggregate commitments under the 2017 Revolving Credit Facility is drawn and outstanding. Such springing financial covenant requires that, as of the last day of each fiscal quarter, the total net leverage ratio of Canyon Companies S.à.r.l. and its restricted subsidiaries under the 2017 First Lien Credit Facility cannot exceed the applicable ratio set forth in the 2017 First Lien Credit Facility for such quarter (subject to certain rights to cure any failure to meet such ratio as set forth in the 2017 First Lien Credit Facility). The 2017 First Lien Credit Facility is also subject to certain customary affirmative covenants and negative covenants. Under our 2017 First Lien Credit Facility, our subsidiaries have restrictions on making cash dividends to us, subject to certain exceptions, including that our subsidiaries are permitted to declare and pay cash dividends:

•	in any amount, so long as the total net leverage ratio under our 2017 First Lien Credit Facility would not exceed 3.75 to 1.00 after making such payment;
•	in an amount per annum not greater than 6.0% of (i) the market capitalization of our ordinary shares (based on the average closing price of our shares during the 30 trading days preceding the declaration of such payment) plus (ii) the $305.2 million in proceeds we received in our business combination with Capitol;
•	in an amount that does not exceed the sum of (i) $20.0 million, plus (ii) 50% of consolidated net income of our subsidiaries from January 1, 2016 to the end of the most recent quarter plus (iii) certain other amounts set forth in the definition of “Available Amount” in our 2017 First Lien Credit Facility (provided that we may only include the amounts of consolidated net income described in clause (ii) if our total net leverage ratio would not exceed 5.00 to 1.00 after making such payment); and
•	in an amount that does not exceed the total net proceeds we receive from any public or private offerings of our ordinary shares or similar equity interests.

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

Cash Flow Analysis

The following tables reflect the changes in cash flows for the comparative periods presented.

	Year Ended December 31,
(in thousands)	2017	2016	2015
Net cash provided by (used in):
Operating activities	$68,848	$17,373	$22,422
Investing activities	(79,988)	(819,416)	(10,664)
Financing activities	121,945	808,353	(8,568)
Effect of exchange rate changes on cash and cash equivalents	2,714	(1,781)	(1,161)
Net change in cash and cash equivalents	$113,519	$4,529	$2,029

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

Net cash provided by operating activities was $68.8 million for the year ended December 31, 2017. Net cash provided by operating activities for the year ended December 31, 2017 reflects operating profit of $38.0 million, adjusted for non-cash items and a $4.9 million increase in deferred revenue due to the timing of invoicing to our subscription customers, a $6.2 million decrease in accrued compensation and benefits due to the timing of payment of annual bonuses, and a $4.0 million decrease in accounts receivable, prepaid expenses and other assets.

Net cash provided by operating activities for the year ended December 31, 2016 was $17.4 million, which reflects a $7.4 million decrease in deferred revenue due to the timing of invoicing to our subscription customers, an $8.2 million increase in accrued compensation and benefits due to the timing of payment of annual bonuses, an increase in accounts receivable of $1.6 million due to the timing of cash collections from customers and a $4.2 million decrease in prepaid expenses and other assets.

Net cash provided by operating activities for the year ended December 31, 2015 was $22.4 million, which reflects a $5.3 million decrease in deferred revenue due to the timing of invoicing to our subscription customers, a $3.9 million decrease in accrued compensation and benefits due to the timing of payment of annual bonuses, and a $3.7 million decrease in prepaid expenses and other assets.

Cash Flow Used In Investing Activities

Net cash used in investing activities was $80.0 million for the year ended December 31, 2017 which reflects $78.5 million used for our acquisitions of Bulletin Intelligence, Argus and CEDROM, net of cash acquired. Net cash used in investing activities in 2017 also reflects capitalized software development costs of $15.0 million and purchases of property and equipment of $10.7 million, offset by approximately $23.7 million in cash we received for the sale of Vintage, after funds deposited in escrow and transaction expenses.

Net cash used in investing activities for the year ended December 31, 2016 was $819.4 million, which reflects the acquisition of PR Newswire in June 2016 for $804.2 million in cash, net of cash acquired and other consideration, capitalized software development costs of $11.7 million, purchases of property and equipment of $7.4 million, and proceeds from the sale of Agility PR of $4.0 million.

Net cash used in investing activities for the year ended December 31, 2015 was $10.7 million. This decrease was primarily attributable to the acquisition of Viralheat for $4.5 million, capitalized software development costs of $11.3 million, purchases of property and equipment of $5.2 million, offset by an increase in restricted cash changes of $8.3 million and $2.0 million of proceeds from the disposal of net assets of Cision UK Limited and Vocus UK Limited.

Cash Flow Provided By (Used In) Financing Activities

Net cash provided by financing activities was $121.9 million for the year ended December 31, 2017 which reflects net repayments of the revolving credit facility of $33.5 million, net repayments on the credit facility of $147.6 million, and $305.1 million in proceeds from the issuance of equity in connection with our merger with Capitol, offset by the $1.9 million payment due to Cision Owner.

Net cash provided by financing activities was $808.4 million for the year ended December 31, 2016 which reflects net proceeds from the revolving credit facility of $33.5 million, proceeds from the issuance of CPECs to Cision Owner of $136.0 million to fund our acquisition of PR Newswire in June of 2016.

Net cash used in financing activities in the year ended December 31, 2015 was $8.6 million, which reflects $2.4 million from the acquisition of a non-controlling interest, net repayments under our term credit facility of $5.9 million and repayments on our capital lease obligations of $0.3 million.

Contractual Obligations

The following table sets forth our contractual obligations and commitments for the periods indicated as of December 31, 2017.

	Payments Due by Period
Contractual Obligations(1)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
(in thousands)
2017 First Lien Credit Facility(2)	$1,331,611	$13,349	$26,698	$26,698	$1,264,866
Operating leases	86,160	16,265	28,183	20,162	21,550
Purchase obligations(3)	9,611	7,104	2,507	—	—
Cash interest(4)	432,874	74,054	145,880	142,686	70,254

—————

(1)	As of December 31, 2017, we have recorded $3.0 million related to uncertain tax positions. Due to uncertainties in the timing of potential tax credits and the timing of any resolution, we are unable to make a reasonably reliable estimate as to the timing of the payments. As a result, these amounts have been omitted from the above table.

(2)	Represents the principal amount of our long-term debt under our 2017 Credit Facilities and expected cash payments for interest thereunder based on the applicable interest rates and amounts outstanding as of December 31, 2017.

(3)	Noncancelable contractual commitments, related to our service offerings.

(4)	Interest on variable rate long-term debt obligations is calculated based on debt outstanding and interest rates in effect on December 31, 2017, taking into account scheduled maturities and amortizations. The applied interest rates for the 2017 First Lien Dollar Term Credit Facility and the 2017 First Lien Euro Term Credit Facility at December 31, 2017 are 5.94% and 4.25%, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet transactions or interests.

Summary of Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Our critical accounting policies are described below.

Internal Use Software Development Costs

We incur software development costs related to its internal use software. Qualifying costs incurred during the application development stage are capitalized. These costs primarily consist of internal labor and third-party development costs and are amortized using the straight-line method over the estimated useful life of the software, which is generally two years. All other research and development costs are expensed as incurred. Costs to maintain and update the information database are expensed within cost of revenues as these expenses are incurred. For the years ended December 31, 2017, 2016 and 2015, we recorded amortization expense related to internal use software of $12.4 million, $12.6 million and $6.9 million, respectively.

Property, Equipment and Purchased Software

Property, equipment and purchased software are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows: three to five years for software and computer and office equipment and five to seven years for furniture and fixtures. Assets acquired under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the leases. Amortization of assets acquired under capital leases is included in depreciation and amortization expense. Repairs and maintenance costs are charged to expense as incurred. When assets are retired or otherwise disposed of, the asset and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recorded in the statements of net loss and total comprehensive loss.

Valuation of Long-Lived Assets

Long-lived assets include property, equipment and software and intangible assets with finite lives. Intangible assets consist of customer relationships, trade names and purchased technology acquired in business combinations. Intangible assets are amortized using the accelerated method, which approximates the pattern of usage of the economic benefit of the asset, over their estimated useful lives ranging from two to twelve years. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets. There were no significant impairment charges for long-lived assets for the years ended December 31, 2017, 2016 or 2015.

We regularly revisit our estimate of useful economic lives of long-lived assets and makes adjustments to those lives where appropriate.

Business Combinations and Valuation of Goodwill and other Acquired Intangible Assets

We have completed a number of acquisitions of businesses during the years ended December 31, 2017, 2016 and 2015 that have resulted in the recording of goodwill and identifiable definite-lived intangible assets. We recognize all of the assets acquired and liabilities assumed at their fair values on the acquisition date. We use significant estimates and assumptions, including fair value estimates, as of the acquisition date using the income and cost approaches (or a combination thereof). Fair values are determined based on Level 3 inputs, including estimated future cash flows, discount rates, royalty rates, growth rates, sales projections, customer retention rates and terminal values, all of which require significant management judgement. We refine these estimates that are provisional, as necessary, during the measurement period. The measurement period is the period after the acquisition date, not to exceed one year, in which new information may be gathered about facts and circumstances that existed as of the acquisition date to adjust the provisional amounts recognized. Adjustments to assets and liabilities within the measurement period adjustments are recorded with a corresponding offset to goodwill. All other adjustments, including those after the conclusion of the measurement period, are recorded to the consolidated statements of net loss and comprehensive loss and to date have been immaterial. Acquisition-related costs are expensed as incurred separately from the acquisition and are included in general and administrative expenses in the statements of net loss and total comprehensive loss.

Goodwill Impairment

Goodwill represents the excess of the cost of an acquired entity over the net fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but rather is assessed for impairment at least annually. We perform our annual impairment assessment on October 1, or whenever events or circumstances indicate impairment may have occurred. On October 1, 2017, 2016 and 2015, we performed our annual goodwill impairment test based on the fair value of our reporting units. When assessing goodwill for impairment, we use an income approach based on discounted cash flows to determine the fair value of each reporting unit. Our cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors which are consistent with the plans used to manage our operations.

The results of the annual goodwill impairment test performed on October 1, 2017 indicated that the estimated fair value of each reporting unit was, in all cases, at least 40% in excess of its carrying value. We concluded that the fair value of each of our reporting units exceeded its carrying amount and no impairment charge was recorded.

Defined Benefit Pension Plan

Employees of CNW Group Ltd. (“CNW”) participate in a defined benefit pension plan whereby pension expense is determined based on a number of actuarial assumptions, which are reviewed on an annual basis. The defined benefit plan has been closed to new participants since 2006. The employees and accompanying pension plan were inherited with the acquisition of PR Newswire on June 16, 2016. The purchase price of PR Newswire was allocated to the assets and obligations of the pension plan based on fair value at the acquisition date. These actuarial assumptions include discount rate, expected rate of return on plan assets, rate of salary increases and other factors.

The December 31, 2017 discount rate was based on bond yields as at December 15, 2017 and derived from the Mercer discount rate model. The Mercer discount rate model is based on actual AA corporate bond yield data for short term yields and extrapolated data for longer terms for which discount rates for sample plans of various durations are determined. The duration of pension plans’ obligations is calculated and the corresponding discount rate for that duration is obtained. The resulting discount rate is rounded to the nearest 10 basis points.

The expected rate of return on plan assets is based the median simulated investment return using estimated returns for each major asset class consistent with market conditions on the valuation date, the expected time horizon over which benefits are expected to be paid, and the target asset mix specified in the Plan’s investment policy. The expected rate of return also uses an implicit provision for expenses determined as the average rate of investment expenses paid from the fund in the recent past.

The unfunded status of the plan is recognized as a long-term liability in the consolidated balance sheets at December 31, 2017 and 2016, which is also the measurement date for the defined benefit pension plan for the CNW employees. For further information, see Note 8 of Notes to Consolidated Financial Statements. The actual and expected return on plan assets for 2017 and 2016 were as follows:

	2017	2016
Discount rate	3.5%	4.1%
Rate of compensation increase	3.5%	3.5%
Expected return on plan assets	2.0%	2.0%

Revenue Recognition

We derive our revenues from subscription arrangements and related professional services in connection with our cloud-based software and services offerings. We also derive revenues from news distribution services on both a subscription basis and separately from non-subscription arrangements. We recognize revenue when there is persuasive evidence of an arrangement, the service has been provided to the customer, the collection of the fee is probable and the amount of the fee to be paid by the customer is fixed or determinable.

Our separate units of accounting consist of subscription services, transactional services and professional services. The subscription services include access to our cloud-based software, hosting services, content and content updates and customer support. Our subscription agreements are typically one to three years in length and are non-cancelable, though customers have the right to terminate their agreements for cause if we materially breach our obligations under the agreement. Subscription agreements do not provide customers the right to take possession of the software at any time. We do not charge customers an up-front fee for use of the technology. Implementation activities are insignificant and are not subject to a separate fee. In certain cases, we charge annual membership fees to customers which are recognized ratably over the one-year membership period.

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

Professional services include broadcast and webcast production. For these services, revenue is recognized when the specific performance is completed and customer acceptance received.

When sold together, revenue from our different service offerings are accounted for separately as those services have value on a standalone basis and do not involve a significant degree of risk or unique acceptance criteria. We allocate revenue to each element in a multiple element arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its VSOE, if available, TPE, if VSOE is not available, or estimated selling price, if neither VSOE nor TPE is available. As we have been unable to establish VSOE or TPE for the elements of its arrangements due to factors such as a high number of varied service offerings sold on a subscription basis to differing customer concentrations as well as varied discounting practices and unobservable competitive data for similar services, we estimate selling prices by analyzing multiple factors such as historical pricing trends, customer renewed activity, and discounting practices. The volume of multiple element arrangements sold by us in which any element of the arrangement has a revenue attribution pattern different to the other elements was not significant for all years presented.

Sales and other taxes collected from customers to be remitted to government authorities are excluded from revenues.

Equity-Based Compensation

We recognize equity-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally four years from the date of grant. As equity-based compensation expense recognized is based on awards ultimately expected to vest, such expense is reduced for estimated forfeitures.

Segments

We have determined that our Chief Executive Officer is the Chief Operating Decision Maker. Our Chief Executive Officer reviews financial information presented on both a consolidated basis and on a geographic regional basis. Since our inception, we have completed several significant acquisitions and have expended significant efforts in integrating these acquisitions into a single commercial software solution, available to all customers in all geographies. As a result of the long term qualitative and quantitative similar economic characteristics exhibited by the sale of a single product suite in all of our regions, we have determined that our operating segments meet the criteria to be aggregated into one reportable segment.

Income Taxes

Income taxes are determined utilizing the asset and liability method whereby deferred tax assets and liabilities are recognized for deductible temporary differences between the respective reported amounts and tax bases of assets and liabilities, as well as for operating loss and tax-credit carryforwards. Net deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Our estimates related to liabilities for uncertain tax positions require us to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If we determine it is more likely than not that a tax position will be sustained based on its technical merits, we record the impact of the position in our consolidated financial statements at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. The estimates are updated at each reporting date based on the facts, circumstances and information available. We are also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to its unrecognized tax benefits will occur during the next twelve months. We file income tax returns in the U.S. federal jurisdictions and various state and foreign jurisdictions and are subject to U.S. federal, state, and foreign tax examinations for years ranging from 2011 to 2016.

The recently enacted Tax Act contains several key tax provisions that affected us, including a reduction of the federal corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as re-measuring our U.S. deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the 2017 Tax Cuts and Jobs Act, which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of the deferred tax re-measurements, and other items to be incomplete. We expect to complete our analysis within the measurement period in accordance with SAB 118.

Accounting Pronouncements Recently Adopted

In August 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows, including the presentation of debt prepayment or debt extinguishment costs as cash outflows for financing activities on the statement of cash flows. The standard was to become effective for us in the first quarter of fiscal year 2019; however, we elected to early adopt on a retrospective basis on July 1, 2017, resulting in classifying $19.4 million in payments of original issue discount upon debt extinguishment as a repayment of term loan facility, a financing outflow, as opposed to the prior treatment which was to classify these as an operating cash outflow on our consolidated statements of cash flows for the six months ended June 30, 2016. The resulting change increased cash provided by operating activities to $17.4 million and decreased cash provided by financing activities to $808.4 million for the year ended December 31, 2016.

Recent Accounting Pronouncements Not Yet Effective

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 supersedes existing revenue recognition requirements in ASU Topic 605, Revenue Recognition, and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The accounting for the recognition of costs related to obtaining customer contracts under Topic 606 is significantly different than current guidance, and Topic 606 will likely result in sales commissions and certain other costs capitalized, which will then be amortized over an estimated customer life. We will adopt this ASU effective for our fiscal year 2019 and using the permitted modified retrospective transition method. We are in the process of evaluating the impact of this ASU on our consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which will allow a reclassification from accumulated other comprehensive income to retained earnings for the tax effects resulting from “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Act”) that are stranded in accumulated other comprehensive income. This ASU also requires certain disclosures about stranded tax effects; however, it does not change the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations. This ASU is effective on January 1, 2019, with early adoption permitted. It must be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. We are in the process of evaluating the impact of this ASU on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. This ASU is effective for our fiscal year 2019 and interim periods within that year. We do not believe that the adoption of this standard will have a material effect on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350). The ASU eliminates Step 2 of the goodwill impairment test, which requires determining the fair value of assets acquired or liabilities assumed in a business combination. Under the amendments in this update, a goodwill impairment test is performed by comparing the fair value of the reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU is effective for our fiscal year 2022, and interim periods within that year in the event that a goodwill impairment test is performed based on a triggering event prior to our October 1 annual impairment test. We do not believe that the adoption of this standard will have a material effect on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the Emerging Issues Task Force), which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. This ASU is effective for our fiscal year 2019, with early adoption permitted. We do not believe that the adoption of this standard will have a material effect on our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory. The amendments of ASU No. 2016-16 were issued to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party which has resulted in diversity in practice and increased complexity within financial reporting. The amendments of this ASU would require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and do not require new disclosure requirements. This ASU is effective for our fiscal year 2018, with early adoption permitted, and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are in the process of evaluating the impact of this standard on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, which amends several aspects of accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This ASU is effective for our fiscal year 2018. We do not believe the adoption of this standard will have a material effect on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. This ASU is effective for our fiscal year 2020 and interim periods within 2021, with early adoption permitted. We are in the process of evaluating the impact of this standard on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities. This change primarily affects the accounting for equity investments, financial liabilities under the fair value options and the presentation and disclosure requirements for financial instruments. This ASU is effective for our fiscal year 2019, with early adoption permitted for certain provisions for the new guidance. We do not believe that the adoption of this standard will have a material effect on our consolidated financial statements.

Seasonality

We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our revenues as a result of press release cycles, primarily related to the release of public company operating results and other corporate news events.

Effects of Inflation

While inflation may impact revenues and cost of services, the Company believes the effects of inflation, if any, on the results of operations and financial condition have not been significant. However, there can be no assurance that the results of operations and financial condition will not be materially impacted by inflation in the future.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks include interest rate risk and foreign exchange risk.

Interest Rate Risk

Our Credit Facilities bear interest at variable rates based on LIBOR plus a fixed margin. As of December 31, 2017, we had $1,332 million in outstanding borrowings under our Credit Facilities. At LIBOR rates below 3.0%, 100.0% of our outstanding borrowings bear interest at variable rates. Outstanding borrowings under our Credit Facilities are subject to a 1% LIBOR floor. As of December 31, 2017, the 3-month LIBOR rate was approximately 1.7%. A hypothetical 1% increase in the interest rate on our indebtedness as of December 31, 2017 would have increased our cash interest expense by approximately $13.3 million per annum.

Foreign Exchange Risk

The reporting currency for all periods presented is the U.S. dollar. The functional currency for our foreign operating subsidiaries is the local currency, including the British Pound, the Euro, the Swedish Krona and the Canadian Dollar. These currencies all weakened significantly against the U.S. dollar. Approximately 35% of our revenues are generated in non-U.S. dollar-denominated currencies. The financial statements of these subsidiaries are translated into U.S. dollars using exchange rates in effect at each balance sheet date for assets and liabilities and average exchange rates during the period for revenues and expenses. The resulting translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

Item 8.	Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements and related financial statement schedules is found in Item 15 of Part IV of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(f) of the Exchange Act) as of December 31, 2017. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance and cannot guarantee that it will succeed in its stated objectives.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2017, our disclosure controls and procedures were not effective because of the material weakness identified below.

As of December 31, 2017, our management has concluded that we did not maintain effective controls over the preparation and review of the income tax benefit and related current and deferred income tax accounts. Specifically, a deficiency in the design of our controls did not ensure that the information used to prepare the income tax benefit and related current and deferred income tax accounts was complete and accurate. This material weakness did not result in a material misstatement to our financial statements or disclosures, but did result in out-of-period adjustments in our benefit for income taxes and deferred tax liabilities that were individually, and in the aggregate, immaterial for the year ended December 31, 2017. We have determined that the deficiency could result in a misstatement of the benefit for income taxes and current and deferred income tax accounts that would result in a material misstatement of the annual or interim financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency represents a material weakness in internal control over financial reporting as of December 31, 2017.

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

In 2017, we began implementing procedures and controls designed to mitigate the material weakness in the design of our internal controls over financial reporting relating to income tax benefit and related current and deferred income tax. Amongst other actions, we have begun development of comprehensive documentation of our internal controls and procedures, and are evaluating the design of our existing controls in line with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control -Integrated Framework. Our management intends to address any gaps in internal control requirements, include the material weakness stated above, in 2018.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

See Part I, “Executive Officers” for information about our executive officers, which is incorporated by reference in this Item 10. Other information required under this item is incorporated herein by reference to our definitive proxy statement for our 2018 annual meeting of shareholders, which we will file with the SEC on or before 120 days after our 2017 fiscal year-end.

Item 11.	Executive Compensation

The information required under this item is incorporated herein by reference to our definitive proxy statement for our 2018 annual meeting of shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to our definitive proxy statement for our 2018 annual meeting of shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to our definitive proxy statement for our 2018 annual meeting of shareholders.

Item 14.	Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference to our definitive proxy statement for our 2018 annual meeting of shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K or incorporated herein by reference:

(1)	Consolidated Financial Statements.

See Index to Consolidated Financial Statements on page F-1.

(2)	Financial Statement Schedules.

All other schedules to the consolidated financial statements are omitted as the required information is either inapplicable or presented in the consolidated financial statements or related notes.

(3)	Exhibits required by Item 601 of Regulation S-K.

The following exhibits are filed or incorporated by reference as part of this Form 10-K.

Exhibit No.	Description	Included	Form	Filing Date
2.1	Agreement and Plan of Merger, dated as of March 19, 2017, by and among Capitol Acquisition Corp. III, Capitol Acquisition Holding Company Ltd., Capitol Acquisition Merger Sub, Inc., Canyon Holdings (Cayman), L.P. and Canyon Holdings S.à r.l.	By Reference	S-4	April 11, 2017
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of April 7, 2017, by and among Capitol Acquisition Corp. III, Capitol Acquisition Holding Company Ltd., Capitol Acquisition Merger Sub, Inc., Canyon Holdings (Cayman), L.P. and Canyon Holdings S.à r.l.	By Reference	S-4	April 11, 2017
3.1	Amended and Restated Memorandum and Articles of Association of Cision Ltd.	By Reference	8-K	July 6, 2017
4.1	Specimen Ordinary Share Certificate.	By Reference	S-4/A	May 15, 2017
4.2	Specimen Warrant Certificate of Capital Acquisition Corp. III.	By Reference	S-1/A*	October 7, 2015
4.3	Amended and Restated Warrant Agreement, dated as of October 17, 2017, between Continental Stock Transfer & Trust Company and Cision Ltd.	Herewith	—	—
4.4	Assignment and Assumption Agreement, dated as of June 29, 2017, between Continental Stock Transfer & Trust Company, Capitol Acquisition Corp. III and Capitol Acquisition Holding Company Ltd.	By Reference	8-K	July 6, 2017
10.1	Registration Rights Agreement between Cision Ltd. and certain holders identified therein.	By Reference	8-K	July 6, 2017
10.2	Director Nomination Agreement between Cision Ltd., Canyon Holdings (Cayman), L.P. and the other parties named therein.	By Reference	8-K	July 6, 2017
10.3	2017 Omnibus Incentive Agreement. †	By Reference	S-4/A	June 14, 2017
10.4	Form of Non-Equity Incentive Plan. †	By Reference	S-4/A	May 15, 2017
10.5	Form of Director Indemnification Agreement (Affiliates of Canyon Holdings (Cayman), L.P.). †	By Reference	8-K	July 6, 2017
10.6	Form of Director Indemnification Agreement (Affiliates of Capitol Acquisition Management 3 LLC and Capitol Acquisition Founder 3 LLC). †	By Reference	8-K	July 6, 2017

10.7	Form of Director and Officer Indemnification Agreement (Officers and Independent Directors). †	By Reference	8-K	July 6, 2017
10.8	First Lien Credit Agreement.	By Reference	S-4/A	May 15, 2017
10.9	Amendment to First Lien Credit Agreement.	By Reference	S-4/A	May 15, 2017
10.10	Support Agreement.	By Reference	S-4/A	May 15, 2017
10.11	Employment Agreement between Cision U.S. Inc. and Kevin Akeroyd. †	By Reference	8-K	July 6, 2017
10.12	Employment Agreement between Cision U.S. Inc. and Jack Pearlstein. †	By Reference	8-K	July 6, 2017
10.13	Office Lease between Cision U.S. Inc. and BFPRU I, LLC.	By Reference	8-K	July 6, 2017
10.14	Refinancing Amendment and Incremental Facility Amendment.	By Reference	8-K	August 7, 2017
10.15	Form of Restricted Stock Unit Agreement pursuant to the Cision Ltd. 2017 Omnibus Incentive Plan. †	By Reference	10-Q	November 9, 2017
10.16	Form of Nonqualified Stock Option Agreement pursuant to the Cision Ltd. 2017 Omnibus Incentive Plan. †	By Reference	10-Q	November 9, 2017
10.17	Incremental Facility Amendment to First Lien Credit Agreement.	By Reference	8-K	December 20, 2017
10.18	Repricing Amendment to First Lien Credit Agreement.	By Reference	8-K	February 8, 2018
14.1	Code of Ethics.	By Reference	8-K	July 6, 2017
21.1	Subsidiaries of the Registrant.	Herewith	—	—
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	Herewith	—	—
24.1	Power of Attorney (included in the signature page hereto).	See signature page hereto	—	—
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith	—	—
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith	—	—
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith	—	—
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith	—	—
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

———

* Filed by Capitol Acquisition Corp. III, the predecessor of Cision Ltd.

† Indicates exhibits that constitute management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 2018

Cision Ltd.

By:	/s/ Jack Pearlstein
Jack Pearlstein
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints each of Kevin Akeroyd, Jack Pearlstein and Kristie Scott, with full power of substitution and resubstitution, his true and lawful attorney-in-fact and agent, with full powers to him to sign for us, in our names and in the capacities indicated below, any amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, and hereby ratifying and confirming all that said attorney, or his substitute or substitutes, may lawfully do or cause to be done by virtue of this Power of Attorney. This power of attorney may be executed in counterparts and all capacities to sign any and all amendments.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kevin Akeroyd	President, Chief Executive Officer and Director	March 13, 2018
Kevin Akeroyd	(Principal Executive Officer)

/s/ Jack Pearlstein	Chief Financial Officer	March 13, 2018
Jack Pearlstein	(Principal Accounting and Financial Officer)

/s/ Stuart Yarbrough	Director	March 13, 2018
Stuart Yarbrough

/s/ Philip A. Canfield	Director	March 13, 2018
Philip A. Canfield

/s/ Mark D. Ein	Director and Vice Chairman of the Board	March 13, 2018
Mark D. Ein

/s/ Stephen P. Master	Director	March 13, 2018
Stephen P. Master

/s/ Mark M. Anderson	Director and Chairman of the Board	March 13, 2018
Mark M. Anderson

/s/ L. Dyson Dryden	Director	March 13, 2018
L. Dyson Dryden

Cision Ltd.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cision Ltd.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cision Ltd. and its subsidiaries (“the Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, mandatorily redeemable equity and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for debt prepayment and debt extinguishment costs in the statement of cash flows in 2017.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland

March 13, 2018

We have served as the Company's auditor since 2014.

Cision Ltd. and its Subsidiaries

Consolidated Balance Sheets
(in thousands, except per share and share amounts)

	As of December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$148,654	$35,135
Restricted cash	75	627
Accounts receivable, net	113,008	87,605
Prepaid expenses and other current assets	19,821	16,225
Total current assets	281,558	139,592
Property and equipment, net	53,578	47,947
Other intangible assets, net	456,291	511,210
Goodwill	1,136,403	1,079,518
Other assets	7,528	8,801
Total assets	$1,935,358	$1,787,068
Liabilities, Mandatorily Redeemable Equity and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$13,349	$11,171
Due to Cision Owner, Convertible Preferred Equity Certificates	—	443,102
Accounts payable	13,327	8,723
Accrued compensation and benefits	25,873	26,109
Other accrued expenses	73,483	54,862
Current portion of deferred revenue	140,351	119,600
Total current liabilities	266,383	663,567
Long-term debt, net of current portion	1,266,121	1,383,877
Deferred revenue, net of current portion	1,412	961
Deferred tax liability	62,617	83,209
Other liabilities	22,456	14,507
Total liabilities	1,618,989	2,146,121
Series A-1 and Series C-2 mandatorily redeemable stockholders’ equity, 5,498,688 shares authorized, issued and outstanding at December 31, 2016	—	701
Commitments and contingencies (Note 13)
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding at December 31, 2017 and 2016	—	—
Common stock, $0.0001 par value, 480,000,000 shares authorized; 122,634,922 and 28,369,644 shares issued and outstanding at December 31, 2017 and 2016, respectively	12	3
Additional paid-in capital	771,813	11,448
Accumulated other comprehensive loss	(35,111)	(73,902)
Accumulated deficit	(420,345)	(297,303)
Total stockholders' equity (deficit)	316,369	(359,754)
Total liabilities, mandatorily redeemable equity and stockholders' equity (deficit)	$1,935,358	$1,787,068

The accompanying notes are an integral part of these consolidated financial statements.

Cision Ltd. and its Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2017	2016	2015
Revenue	$631,637	$467,772	$333,958
Cost of revenue	200,836	162,583	125,006
Gross profit	430,801	305,189	208,952
Operating costs and expenses:
Sales and marketing	114,750	92,594	71,603
Research and development	22,102	19,445	16,604
General and administrative	166,759	135,737	88,448
Amortization of intangible assets	89,159	77,058	59,914
Total operating costs and expenses	392,770	324,834	236,569
Operating income (loss)	38,031	(19,645)	(27,617)
Non operating income (expense):
Foreign exchange (losses) gains	(5,458)	6,299	(10,886)
Interest and other income, net	2,132	831	5,750
Interest expense	(116,466)	(117,997)	(61,398)
Loss on extinguishment of debt	(51,872)	(23,591)	—
Total non operating loss	(171,664)	(134,458)	(66,534)
Loss before income taxes	(133,633)	(154,103)	(94,151)
Benefit from income taxes	(10,591)	(55,691)	(3,607)
Net loss	$(123,042)	$(98,412)	$(90,544)
Other comprehensive income (loss) – foreign currency translation adjustments	38,791	(58,929)	(9,085)
Comprehensive loss	$(84,251)	$(157,341)	$(99,629)
Net loss per share:
Basic and diluted	$(1.63)	$(3.47)	$(3.23)
Weighted-average shares outstanding used in computing per share amounts:
Basic and diluted	75,696,880	28,369,644	28,029,023

The accompanying notes are an integral part of these consolidated financial statements.

Cision Ltd. and its Subsidiaries

Consolidated Statements of Mandatorily Redeemable Equity and Stockholders’ Equity (Deficit)
(in thousands, except share and per share amounts)

	Mandatorily Redeemable Equity		Stockholders' Equity (Deficit)
			Share Capital		Additional Paid-in	Noncontrolling	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	$	Shares	$	Capital	Interest	Loss	Deficit	(Deficit)
Balances at December 31, 2014	5,498,688	$5	27,914,234	$3	$17	$2,411	$(5,888)	$(107,361)	$(110,818)
Acquisition of noncontrolling interest in Cision AB and subsidiaries	—	—	—	—	—	(2,411)	—	—	(2,411)
Issuance of Class A-1 shares to Cision Owner	6,448	644	—	—	887	—	—	—	887
Issuance of equity	—	—	455,410	—	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	5,294	—	—	—	5,294
Net loss	—	—	—	—	—	—	—	(90,544)	(90,544)
Foreign currency translation adjustments	—	—	—	—	—	—	(9,085)	—	(9,085)
Balances at December 31, 2015	5,505,136	$649	28,369,644	$3	$6,198	$—	$(14,973)	$(197,905)	$(206,677)
Non-cash capital contribution to Cision Owner (net)	—	—	—	—	—	—	—	(986)	(986)
Accretion of Class A-1 shares to redemption value	—	52	—	—	(52)	—	—	—	(52)
Equity-based compensation expense	—	—	—	—	5,302	—	—	—	5,302
Net loss	—	—	—	—	—	—	—	(98,412)	(98,412)
Foreign currency translation adjustments	—	—	—	—	—	—	(58,929)	—	(58,929)
Balances at December 31, 2016	5,505,136	$701	28,369,644	$3	$11,448	$—	$(73,902)	$(297,303)	$(359,754)
Accretion of Class A-1 shares to redemption value	—	13	—	—	(13)	—	—	—	(13)
Non-cash capital contribution from Cision Owner	(5,505,136)	(714)	—	—	451,139	—	—	—	451,139
Merger and recapitalization	—	—	92,142,758	9	305,101	—	—	—	305,110
Issuance of holdback and earn-out shares	—	—	2,122,520	—	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	4,138	—	—	—	4,138
Net loss	—	—	—	—	—	—	—	(123,042)	(123,042)
Foreign currency translation adjustments	—	—	—	—	—	—	38,791	—	38,791
Balances at December 31, 2017	—	$—	122,634,922	$12	$771,813	$—	$(35,111)	$(420,345)	$316,369

The accompanying notes are an integral part of these consolidated financial statements.

Cision Ltd. and its Subsidiaries

Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(123,042)	$(98,412)	$(90,544)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	139,474	126,983	104,038
Non-cash interest charges and amortization of debt discount and deferred financing costs	63,262	34,439	9,869
Non-cash yield on Convertible Preferred Equity Certificates	2,292	13,080	2,583
Equity-based compensation expense	4,138	5,302	5,294
Provision for doubtful accounts	3,493	2,572	1,397
Deferred income taxes	(23,278)	(69,115)	(14,637)
Unrealized currency translation losses (gains)	5,011	(4,350)	10,359
Gain on sale of business	(1,785)	—	(4,700)
Other	(194)	(234)	123
Changes in operating assets and liabilities, net of effect of acquisitions and disposals:
Accounts receivable	(6,349)	(1,547)	4,590
Prepaid expenses and other current assets	1,579	4,227	3,705
Other assets	737	4,376	4,777
Accounts payable	(3,831)	(807)	(1,582)
Accrued compensation and benefits	(6,235)	8,228	(3,893)
Other accrued expenses	4,068	(1,564)	(3,548)
Deferred revenue	4,887	(7,362)	(5,342)
Other liabilities	4,621	1,557	(67)
Net cash provided by operating activities	68,848	17,373	22,422
Cash flows from investing activities
Purchases of property and equipment	(10,734)	(7,382)	(5,249)
Software development costs	(14,953)	(11,738)	(11,307)
Acquisitions of businesses, net of cash acquired of $12,354, $9,071 and, $0	(78,528)	(804,194)	(4,500)
Proceeds from disposal of business	23,675	3,998	2,089
Change in restricted cash	552	(100)	8,303
Net cash used in investing activities	(79,988)	(819,416)	(10,664)
Cash flows from financing activities
Proceeds from revolving credit facility	5,000	33,475	—
Repayment of revolving credit facility	(38,475)	—	—
Proceeds from issuance of Convertible Preferred Equity Certificates to Cision Owner	—	136,025	2,821
Payment of amounts due to Cision Owner	(1,940)	—	(2,821)
Acquisition of noncontrolling interests	—	—	(2,411)
Proceeds from term credit facility, net of debt discount of $10,466, $105,930 and $1,621	1,350,259	1,364,070	33,379
Repayments of term credit facility	(1,497,838)	(724,930)	(39,320)
Payments of capital lease obligations	(171)	(287)	(301)
Proceeds from merger and recapitalization	305,110	—	85
Net cash provided by (used in) financing activities	121,945	808,353	(8,568)
Effect of exchange rate changes on cash and cash equivalents	2,714	(1,781)	(1,161)
Increase in cash and cash equivalents	113,519	4,529	2,029
Cash and cash equivalents
Beginning of year	35,135	30,606	28,577
End of year	$148,654	$35,135	$30,606
Supplemental disclosure of cash flows information
Cash paid during the year for:
Interest	$102,400	$94,615	$48,059
Income taxes	10,250	5,582	4,680
Supplemental non-cash information:
Issuance of securities by Cision Owner in connection with acquisitions	7,000	40,000	—
Non-cash contribution from Cision Owner in connection with merger	451,139	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Cision Ltd. and its Subsidiaries

Notes to Consolidated Financial Statements

1. Business

Organization

Cision Ltd., a Cayman Islands company, and its subsidiaries (collectively, “Cision”, or the “Company”) is a leading global provider of cloud-based software, media intelligence and distribution services, and other related professional services to the marketing and public relations industry. Communications professionals use the Company’s products and services to identify and connect with media influencers, manage industry relationships, create and distribute content, monitor media coverage, perform advanced analytics and measure the effectiveness of their campaigns. The Company has primary offices in Chicago, Illinois, Beltsville, Maryland, New York, New York, Cleveland, Ohio, and Albuquerque, New Mexico with additional offices in the United States, as well as China, Finland, France, Hong Kong, Germany, India, Indonesia, Malaysia, Norway, Portugal, Sweden, Taiwan and the United Kingdom.

Merger with Capitol

On March 19, 2017, the Company entered into a definitive agreement (the “Merger Agreement”) with Capitol Acquisition Corp. III (NASDAQ: CLAC; “Capitol”), a public investment vehicle, whereby the parties agreed to merge, resulting in the Company becoming a publicly listed company. This merger closed on June 29, 2017 (“Merger”), which resulted in the following (the “Transactions”):

•	Holders of 490,078 shares of Capitol common stock sold in its initial public offering exercised their rights to convert those shares to cash at a conversion price of approximately $10.04 per share, or an aggregate of approximately $4.9 million. The per share conversion price of approximately $10.04 for holders of public shares electing conversion was paid out of Capitol’s trust account, which had a balance immediately prior to the closing of approximately $326.3 million.
•	Of the remaining funds in the trust account: (i) approximately $16.2 million was used to pay Capitol’s transaction expenses and (ii) the balance of approximately $305.2 million was released to Cision to be used for working capital and general corporate purposes, including to pay down $294.0 million of the 2016 Second Lien Credit Facility, plus a 1% fee and interest. The debt repayment occurred in July 2017 (see Note 6).
•	Immediately after giving effect to the Transactions (including as a result of the conversions described above and certain forfeitures of Capitol common stock and warrants immediately prior to the closing), there were 120,512,402 ordinary shares and warrants to purchase 24,375,596 ordinary shares of Cision issued and outstanding.
•	Upon the closing, Capitol’s common stock, warrants and units ceased trading, and Cision’s ordinary shares and warrants began trading on the NYSE and NYSE MKT, respectively, under the symbol “CISN” and “CISN WS,” respectively.
•	Upon the completion of the Transactions, Canyon Holdings (Cayman), L.P., (“Cision Owner”) an exempted limited partnership formed for the purpose of owning and acquiring Cision through a series of transactions, received 82,075,873 ordinary shares of the Company and 1,969,841 warrants to purchase ordinary shares of the Company, in exchange for all of the share capital and $450.5 million in Convertible Preferred Equity Certificates (“CPECs”) of Cision. Cision Owner also obtained the right to receive certain additional securities of the Company upon the occurrence of certain events. On August 8, 2017, in connection with the sponsor support agreement, the Company issued 122,520 holdback ordinary shares and 124,404 holdback warrants to purchase ordinary shares. In October 2017, as a result of the Company’s share price meeting the Minimum Target per the Merger Agreement, the Company issued 2,000,000 earn-out shares to Cision Owner.
•	At the closing of the Transactions, Cision Owner held approximately 68% of the issued and outstanding ordinary shares of the Company and stockholders of Capitol held approximately 32% of the issued and outstanding shares of the Company.

Cision Ltd. and its Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Cision Ltd., the parent company, has no independent operating activity or third-party assets and liabilities. Prior to the June 29, 2017 Transactions, earnings per share was calculated using the two-class method. On June 29, 2017, all outstanding classes of equity of Cision were contributed in exchange for 82,075,873 common shares. Immediately after the Transactions, 120,512,402 common shares were outstanding. Subsequent to the Merger, earnings per share will be calculated based on the weighted number of common shares then outstanding. As part of the Transactions, the historical number of outstanding common shares of Class B-1, Class C-1 and Class V, in aggregate, has been adjusted to 28,369,644 common shares, in order to retroactively reflect the Merger exchange ratio. Historical earnings per share also gives effect to this adjustment through June 29, 2017, the date of the Merger. This retroactive adjustment also eliminates the need for a two-class method earnings per share calculation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to the allowance for doubtful accounts, software development costs, useful lives of property, equipment and internal use software, intangible assets and goodwill, contingent liabilities, and fair value of equity-based awards and income taxes. The Company bases its estimates on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities as well as the reported amounts of revenues and expenses during the period. Actual results could differ from these estimates.

Cash and Cash Equivalents and Investments

The Company considers all highly liquid investments with original maturity dates of three months or less at the time of purchase to be cash equivalents. For all years reported the Company did not carry any investments with original maturity dates of longer than three months.

Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value pursuant to a fair value hierarchy based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon its own market assumptions. The fair value hierarchy consists of the following three levels:

Level 1	Inputs are quoted prices in active markets for identical assets or liabilities.

Level 2	Inputs are quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

Cision Ltd. and its Subsidiaries

Notes to Consolidated Financial Statements (continued)

Level 3	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable. Other than long-term debt and Convertible Preferred Equity Certificates due to Cision Owner at December 31, 2016, the Company had no financial assets or liabilities that were other than Level 1 at December 31, 2017 and 2016.

Allowance for Doubtful Accounts

Estimates are used to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable to the estimated net realizable value. These estimates are made by analyzing the status of significant past-due receivables and by establishing provisions for estimated losses by analyzing current and historical bad debt trends. Actual collection experience has not varied significantly from prior estimates. The allowance for doubtful accounts at December 31, 2017 and 2016 was $5.3 million and $2.6 million, respectively.

Internal Use Software Development

The Company incurs software development costs related to its internal use software. Qualifying costs incurred during the application development stage are capitalized. These costs primarily consist of internal labor and third-party development costs and are amortized using the straight-line method over the estimated useful life of the software, which is generally two years. All other research and development costs are expensed as incurred. Costs to maintain and update the information database are expensed within cost of revenues as these expenses are incurred. For the years ended December 31, 2017, 2016 and 2015, the Company recorded amortization expense related to internal use software of $12.4 million, $12.6 million and $6.9 million, respectively, within cost of revenue in the statements of net loss and total comprehensive loss.

Property, Equipment and Purchased Software

Property, equipment and purchased software are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows: three to five years for software and computer and office equipment and five to seven years for furniture and fixtures. Assets acquired under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the leases. Amortization of assets acquired under capital leases is included in depreciation and amortization expense. Repairs and maintenance costs are charged to expense as incurred. When assets are retired or otherwise disposed of, the asset and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recorded in the results of operations.

Long-Lived Assets

Long-lived assets include property, equipment and software and intangible assets with finite lives. Intangible assets consist of customer relationships, trade names and purchased technology acquired in business combinations. Intangible assets are amortized using the straight-line method, which approximates the pattern of usage of the economic benefit of the asset, over their estimated useful lives ranging from two to twelve years. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets. There were no significant impairment charges for long-lived assets for the years ended December 31, 2017, 2016 or 2015.

The Company regularly revisits its estimate of useful economic lives of long lived assets and makes adjustments to those lives where appropriate.

Business Combinations

The Company has completed a number of acquisitions of businesses during the years ended December 31, 2017, 2016 and 2015 that have resulted in the recording of goodwill and identifiable definite-lived intangible assets. The Company recognizes all of the assets acquired and liabilities assumed at their fair values on the acquisition date. The Company uses significant estimates and assumptions, including fair value estimates, as of the acquisition date using the income and cost approaches (or a combination thereof). Fair values are determined based on Level 3 inputs, including estimated future cash flows, discount rates, royalty rates, growth rates, sales projections, customer retention rates and terminal values, all of which require significant management judgment. The Company refines these estimates that are provisional, as necessary, during the measurement period. The measurement period is the period after the acquisition date, not to exceed one year, in which new information may be gathered about facts and circumstances that existed as of the acquisition date to adjust the provisional amounts recognized. Adjustments to assets and liabilities within the measurement period are recorded with a corresponding offset to goodwill. All other adjustments, including those after the conclusion of the measurement period, are recorded to the consolidated statements of net loss and, to date, have been immaterial.

Acquisition-related costs are expensed as incurred separately from the acquisition and generally are included in general and administrative expenses in the statements of net loss and total comprehensive loss.

Cision Ltd. and its Subsidiaries

Notes to Consolidated Financial Statements (continued)

Deferred Financing Costs and Debt Discounts

The Company amortizes costs to obtain financing over the term of the underlying obligation using either the effective interest method or the straight-line method, as appropriate. Debt discounts and deferred financing costs are netted from the carrying value of the debt and amortized over the term of the debt using the effective interest method. Deferred financing fees related to the Company’s revolving debt facilities are included within other assets in the consolidated balance sheets. The amortization of deferred financing costs and debt discounts is included in interest expense in the accompanying consolidated statements of net loss and comprehensive loss.

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the net fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but rather is assessed for impairment at least annually. The Company performs its annual impairment assessment on October 1, or whenever events or circumstances indicate impairment may have occurred. On October 1, 2017, 2016 and 2015, the Company performed its annual goodwill impairment assessment based on the fair value of each of the Company’s reporting units. When assessing goodwill for impairment, the Company uses an income approach based on discounted cash flows to determine the fair value of its reporting unit. The Company’s cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors which are consistent with the plans used to manage the Company’s operations.

The result of the most recent annual goodwill impairment test performed on October 1, 2017 indicated that the estimated fair value of each reporting unit was at least 40% in excess of its carrying value. Based on the results of the Company’s goodwill impairment tests, there was no indication of impairment as of October 1, 2017, 2016 and 2015.

Foreign Currency

The reporting currency for all periods presented is the U.S. dollar. The functional currency for the Company’s foreign operating subsidiaries is their local currency. The functional currency of the Company and substantially all of its non operating subsidiaries is the US dollar. The financial statements of these subsidiaries are translated into U.S. dollars using exchange rates in effect at each balance sheet date for assets and liabilities and average exchange rates during the period for revenues and expenses. The resulting translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ deficit. Gains or losses, whether realized or unrealized due to transactions in foreign currencies and the remeasurement of certain intercompany balances, are included in the consolidated statements of net loss and total comprehensive loss.

Defined Benefit Pension Plan

Employees of CNW Group Ltd. (“CNW”) participate in a defined benefit pension plan whereby pension expense is determined based on a number of actuarial assumptions, which are reviewed on an annual basis. The defined benefit plan has been closed to new participants since 2006. The employees and accompanying pension plan were inherited with the acquisition of PRN Group (“PR Newswire”) on June 16, 2016. The purchase price of PR Newswire was allocated to the assets and obligations of the pension plan based on fair value at the acquisition date. These actuarial assumptions include discount rate, expected rate of return on plan assets, rate of salary increases and other factors. The unfunded status of the plan is recognized as a long-term liability in the consolidated balance sheets at December 31, 2017 and 2016, which is also the measurement date for the defined benefit pension plan for the CNW employees.

Investment in Unconsolidated Affiliate

The Company’s investment in an unconsolidated affiliate over which the Company has significant influence is accounted for under the equity method of accounting. The investment was acquired with the PR Newswire acquisition and the purchase price of PR Newswire was allocated to the investee based on its fair value as of the acquisition date. The Company records its share of the undistributed income or loss from this investment, which, to date, have been immaterial. The Company regularly reviews the carrying value of this investment for impairment using such information as forecasts, business plans and available financial statements of the investee. Since the PR Newswire acquisition, no impairment losses have been recognized. At December 31, 2017 and 2016, the investment in unconsolidated affiliate is $4.2 million and $5.6 million, respectively, which is included within other long-term assets in the consolidated balance sheets.

Cision Ltd. and its Subsidiaries

Notes to Consolidated Financial Statements (continued)

Comprehensive Income (Loss)

Comprehensive income (loss) includes the Company’s net income (loss) and foreign currency translation adjustments. There are no other material components of comprehensive loss for the years ended December 31, 2017, 2016 and 2015.

Revenue Recognition

The Company derives its revenues from subscription arrangements and related professional services in connection with the Company’s cloud-based software and services offerings. The Company also derives revenues from news distribution services on both a subscription basis and separately from non-subscription arrangements. The Company recognizes revenue when there is persuasive evidence of an arrangement, the service has been provided to the customer, the collection of the fee is probable and the amount of the fee to be paid by the customer is fixed or determinable.

The Company’s separate units of accounting consist of its subscription services, transactional services and professional services. The subscription services include access to the Company’s cloud-based software, hosting services, content and content updates and customer support. The Company’s subscription agreements are typically one to three years in length and are non-cancelable, though customers have the right to terminate their agreements for cause if the Company materially breaches its obligations under the agreement. Subscription agreements do not provide customers the right to take possession of the software at any time. The Company does not charge customers an up-front fee for use of the technology. Implementation activities are insignificant and are not subject to a separate fee. In certain cases, the Company charges annual membership fees to customers which are recognized ratably over the one-year membership period.

The Company also distributes individual news releases to thousands of distribution points on the Internet, which are then indexed by major search engines and also directly to journalists and other key constituents. Dependent on the nature of the contract with the customer, the Company recognizes revenue on subscription basis over the term of the subscription, or on a per-transaction basis when the press releases are made available to the public.

Professional services include broadcast and webcast production. For these services, revenue is recognized when the specific performance is completed and customer acceptance received.

When sold together, revenue from the Company’s different service offerings are accounted for separately as those services have value on a standalone basis and do not involve a significant degree of risk or unique acceptance criteria. The Company allocates revenue to each element in a multiple element arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence (“VSOE”), if available, third-party evidence (“TPE”), if VSOE is not available, or estimated selling price, if neither VSOE nor TPE is available. As the Company has been unable to establish VSOE or TPE for the elements of its arrangements due to factors such as a high number of varied service offerings sold on a subscription basis to differing customer concentrations as well as varied discounting practices and unobservable competitive data for similar services, the Company estimates selling prices by analyzing multiple factors such as historical pricing trends, customer renewed activity, and discounting practices. The volume of multiple element arrangements sold by the Company in which any element of the arrangement has a revenue attribution pattern different to the other elements was not significant for all years presented.

Sales and other taxes collected from customers to be remitted to government authorities are excluded from revenues.

Deferred Revenue

Deferred revenue consists of payments received from or billings to customers in advance of revenue recognition. Deferred revenue to be recognized in the succeeding twelve-month period is included in current deferred revenue with the remaining amounts included in noncurrent deferred revenue. Invoices issued in advance of the fulfillment of a deliverable or the start of the customers’ subscription term are typically not significant.

Cision Ltd. and its Subsidiaries

Notes to Consolidated Financial Statements (continued)

Sales Commissions

Sales commissions relate to the sale of subscription, transaction, and professional services agreements, and are expensed as incurred.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2017, 2016 and 2015 were approximately $5.9 million, $7.0 million and $8.9 million, respectively.

Equity-Based Compensation

The Company recognizes equity-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally four years from the date of grant. As equity-based compensation expense recognized is based on awards ultimately expected to vest, such expense is reduced for estimated forfeitures. Compensation expense for these equity-based awards is recognized by the Company, with an equal offsetting charge to “Additional paid-in capital.” Such compensation expense is reflected in the Company’s financial results.

Convertible Preferred Equity Certificates

CPECs were held by Cision Owner and were presented as liabilities in the consolidated balance sheet at December 31, 2016. The CPEC’s were redeemable at any time by the Company and matured 49 years from the date of issuance. In conjunction with the June 29, 2017 merger with Capitol, the CPEC’s were converted to equity and are no longer presented as a liability in the consolidated balance sheet as December 31, 2017.

Segments

The Company has determined that its Chief Executive Officer is the Chief Operating Decision Maker. The Company’s Chief Executive Officer reviews financial information presented on both a consolidated basis and on a geographic regional basis. Since its inception, the Company has completed several significant acquisitions and has expended significant efforts in integrating these acquisitions into a single commercial software solution, available to all customers in all geographies. As a result of the long-term qualitative and quantitative similar economic characteristics exhibited by the sale of a single product suite in all the Company’s regions, the Company has determined that its operating segments meet the criteria to be aggregated into one reportable segment.

Net Loss per Share

Prior to the June 29, 2017 Transactions, net loss per share was calculated using the two-class method. On June 29, 2017, all outstanding classes of equity of Cision were contributed in exchange for 82,075,873 common shares. Immediately after the Transactions, 120,512,402 common shares were outstanding. Subsequent to the Merger, basic net loss per share is computed by dividing net loss by the weighted-average number of shares outstanding during the period. Diluted net loss per share equals basic loss per share due to losses incurred during the years ended December 31, 2017, 2016 and 2015.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, investments and accounts receivable. The Company generally maintains its cash and cash equivalents with various nationally recognized financial institutions. Customers are granted credit on an unsecured basis. Management monitors the creditworthiness of its customers and believes that it has adequately provided for any exposure to potential credit losses.

The Company provides cloud-based software, distribution services and related professional services to various customers across many industries. As of December 31, 2017 and 2016, no individual customer accounted for 10% or more of net accounts receivable. For the years ended December 31, 2017, 2016 and 2015, no individual customer accounted for 10% or more of revenue.

Cision Ltd. and its Subsidiaries

Notes to Consolidated Financial Statements (continued)

Income Taxes

Income taxes are determined utilizing the asset and liability method whereby deferred tax assets and liabilities are recognized for deductible temporary differences between the respective reported amounts and tax bases of assets and liabilities, as well as for operating loss and tax-credit carryforwards. Net deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company’s estimates related to liabilities for uncertain tax positions require it to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If it determines it is more likely than not that a tax position will be sustained based on its technical merits, the Company records the impact of the position in its consolidated financial statements at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. The estimates are updated at each reporting date based on the facts, circumstances and information available. The Company is also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to its unrecognized tax benefits will occur during the next twelve months. The Company files income tax returns in the U.S. federal jurisdictions and various state and foreign jurisdictions and is subject to U.S. federal, state, and foreign tax examinations for years ranging from 2012 to 2017.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation (the “Tax Act”), which contains several key tax provisions that affected the Company including a reduction of the federal corporate income tax rate to 21% effective January 1, 2018, among others. The Company has recognized the effect of the tax law changes in the fourth quarter of 2017, including the remeasurement of U.S. deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the 2017 Tax Cuts and Jobs Act (“SAB 118”), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date.

Recent Accounting Pronouncements

As long as the Company remains an Emerging Growth Company, the Company plans to adopt new accounting standards using the effective dates available for nonpublic entities.

New Accounting Pronouncements Adopted in 2017

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows, including the presentation of debt prepayment or debt extinguishment costs as cash outflows for financing activities on the statement of cash flows. The standard was effective for the Company in the first quarter of fiscal year 2019; however, the Company elected to early adopt on a retrospective basis on July 1, 2017, resulting in classifying $19.4 million in payments of original issue discount upon debt extinguishment as a repayment of term loan facility, a financing outflow, as opposed to the prior treatment which was to classify these as an operating cash outflow on the Company’s consolidated statements of cash flows for the year ended December 31, 2016. The resulting change increased cash provided by operating activities to $17.4 million and decreased cash provided by financing activities to $808.4 million for year ended December 31, 2016.

Recent Accounting Pronouncements Not Yet Effective

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 supersedes existing revenue recognition requirements in ASU Topic 605, Revenue Recognition, and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The accounting for the recognition of costs related to obtaining customer contracts under Topic 606 is significantly different than current guidance, and Topic 606 will likely result in sales commissions and certain other costs capitalized, which will then be amortized over an estimated customer life. The Company will adopt this ASU effective for fiscal year 2019 using the modified retrospective transition method. The Company is in the process of evaluating the impact of this standard on its consolidated financial statements.

Cision Ltd. and its Subsidiaries

Notes to Consolidated Financial Statements (continued)

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which will allow a reclassification from accumulated other comprehensive income to retained earnings for the tax effects resulting from “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Act”) that are stranded in accumulated other comprehensive income. This ASU also requires certain disclosures about stranded tax effects; however, it does not change the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations. This ASU is effective on January 1, 2019, with early adoption permitted. It must be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. The Company is in the process of evaluating the impact of this standard on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. This ASU is effective for the Company’s fiscal year 2019 and interim periods within that year. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350). The ASU eliminates Step 2 of the goodwill impairment test, which requires determining the fair value of assets acquired or liabilities assumed in a business combination. Under the amendments in this update, a goodwill impairment test is performed by comparing the fair value of the reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU is effective for the Company’s fiscal year 2022 and interim periods within that year in the event that a goodwill impairment test is performed based on a triggering event prior to the Company’s October 1 annual impairment test. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the Emerging Issues Task Force), which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. This ASU is effective for the Company’s fiscal year 2019, with early adoption permitted. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory. The amendments of ASU No. 2016-16 were issued to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party which has resulted in diversity in practice and increased complexity within financial reporting. The amendments of this ASU would require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and do not require new disclosure requirements. This ASU is effective for the Company’s fiscal year 2018, with early adoption permitted and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is in the process of evaluating the impact of this standard on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, which amends several aspects of accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This ASU is effective for the Company’s fiscal year 2018. The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. This ASU is effective for the Company’s fiscal year 2020 and interim periods within 2021, with early adoption permitted. The Company is in the process of evaluating the impact of this standard on its consolidated financial statements.

Cision Ltd. and its Subsidiaries

Notes to Consolidated Financial Statements (continued)

In January 2016, the FASB issued ASU 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities. This change primarily affects the accounting for equity investments, financial liabilities under the fair value options and the presentation and disclosure requirements for financial instruments. This ASU is effective for the Company’s fiscal year 2019, with early adoption permitted for certain provisions for the new guidance. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

3. Business Combinations and Dispositions

Acquisition of PR Newswire

On June 16, 2016, the Company acquired all of the assets of PR Newswire, a global leader in public relations and investor relations communications and related services from United Business Media, plc. The Company acquired PR Newswire to enhance its content distribution capabilities related to its public relations solution offerings. During the year ended December 31, 2016, the Company incurred acquisition-related transaction costs of $22.4 million, which are included in general and administrative expense in the consolidated statements of operations and comprehensive loss. The acquisition was accounted for under the purchase method of accounting. The operating results of PR Newswire are included in the accompanying consolidated financial statements from June 16, 2016.

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

During the year ended December 31, 2017, the Company made certain measurement period adjustments to the initial purchase price allocation resulting in an increase to deferred revenue of $3.3 million, a decrease in accounts payable and accrued liabilities of $2.6 million, and an increase in goodwill of $0.7 million.

Cision Ltd. and its Subsidiaries

Notes to Consolidated Financial Statements (continued)

Sale of Agility Net Assets

In July 2016, the Company sold the net assets of its Agility PR workflow business for approximately $4.3 million. The transaction reduced goodwill by $2.0 million resulting in no gain or loss on the income statement. The assets of Agility have not been separately disclosed as held for sale in the acquisition balance sheet presented above due to immateriality.

The PR Newswire acquired entity contributed revenue of $165.1 million for the year ended December 31, 2016. Net loss from these acquisitions is impracticable to determine due to the extent of integration activities.

For all acquisitions made since Inception, the excess of the purchase price over the total net identifiable assets has been recorded as goodwill which is attributable primarily to synergies expected from the expanded technology and service capabilities from the integrated acquisitions as well as the value of the assembled workforce in accordance with generally accepted accounting principles. The Company did not record any in-process research and development intangible assets in connection with any acquisition to date. The purchase price allocation is complete for all acquisitions made since Inception and measurement period adjustments have not been material.

Sale of Vintage Net Assets

On March 10, 2017, the Company sold substantially all of the assets of its Vintage corporate filings business for approximately $26.6 million and received approximately $23.7 million in cash after escrow and expenses. The transaction resulted in a gain of approximately $1.8 million which was recorded as other income in the consolidated statements of operations and comprehensive loss. The Company was required to provide the purchaser with certain immaterial transition services through the end of 2017.

Purchase of Bulletin Intelligence

On March 27, 2017, the Company acquired all of the membership interests of Bulletin Intelligence, LLC, Bulletin News Network, LLC, and Bulletin News Investment, LLC (collectively, “Bulletin Intelligence”). The Company acquired Bulletin Intelligence to expand the Company’s ability to deliver actionable intelligence to senior leadership teams. During the year ended December 31, 2017, the Company incurred acquisition-related transaction costs of $1.0 million, which are included in general and administrative expense in the consolidated statements of operations and comprehensive loss. The acquisition was accounted for under the purchase method of accounting. The operating results are included in the accompanying consolidated financial statements from March 27, 2017.

The purchase price was $71.8 million and consisted of $60.5 million in cash, the issuance of 70,000 Class A Shares by Cision Owner with a fair value of $5.2 million and contingent consideration valued at $6.1 million. The fair value of the contingent consideration was determined using a Monte Carlo simulation which utilized management's projections of Bulletin Intelligence revenues over the earn-out period, and is considered a Level 3 measurement. Changes in fair value subsequent to the acquisition date will be recognized in earnings each reporting period until the arrangement is settled. The Company is required to pay contingent consideration that can be earned during the years ending December 31, 2017 and December 31, 2018 for each year dependent on the achievement of financial targets as defined by the agreement with no cap. For the year ended December 31, 2017, the former owners of Bulletin Intelligence earned $2.9 million in relation to the earn out, which was paid subsequent to December 31, 2017. On the date of acquisition, the Company entered into a loan agreement with Cision Owner for $7.0 million and recorded a payable to Cision Owner of $7.0 million in the consolidated balance sheet, which was contributed in the quarter ended June 30, 2017. The $1.8 million difference between the fair value of the Class A Units and the amount due to Cision Owner has been recorded as interest expense.

The purchase price has been allocated to the assets acquired and liabilities assumed based on fair values as of the acquisition date.

The following table summarizes the allocation of the purchase price paid by the Company to the fair value of the assets and liabilities of Bulletin Intelligence acquired on March 27, 2017. The identifiable intangible assets include the trade name, customer relationships and purchased technology and are being amortized over four to ten years on an accelerated basis. The Company will complete the purchase price allocation during the three months ended March 31, 2018.

Cision Ltd. and its Subsidiaries

Notes to Consolidated Financial Statements (continued)

(in thousands)
Cash and cash equivalents	$11,457
Accounts receivable, net	5,232
Prepaid and other assets	216
Property, equipment and software, net	704
Trade name	1,070
Customer relationships	28,870
Purchased technology	9,510
Goodwill	19,520
Total assets acquired	76,579
Accounts payable and accrued liabilities	(3,481)
Deferred revenue	(1,271)
Total liabilities assumed	(4,752)
Net assets acquired	$71,827

Goodwill will be deductible for tax purposes. The excess of the purchase price over the total net identifiable assets has been recorded as goodwill, which is attributable primarily to synergies expected from the expanded technology and service capabilities from the integrated business as well as the value of the assembled workforce.

Purchase of Argus

On June 22, 2017, the Company acquired all of the outstanding shares of L’Argus de la Presse (“Argus”), a Paris-based provider of media monitoring solutions, for €6.0 million (approximately $6.8 million) paid in cash at closing and up to €1.1 million (approximately $1.2 million) to be paid in cash over the next four years, subject to a working capital adjustment. The Company acquired Argus to deliver enhanced access to French media content, helping its global customer base understand and quantify the impact of their communications and media coverage in France.

During the year ended December 31, 2017, the Company incurred acquisition-related transaction costs of $0.9 million, which are included in general and administrative expense in the consolidated statements of net loss and total comprehensive loss. The acquisition was accounted for under the purchase method of accounting. The operating results are included in the accompanying consolidated financial statements from June 22, 2017.

The purchase price has been allocated to the assets acquired and liabilities assumed based on fair values as of the acquisition date.

The following table summarizes the allocation of the purchase price based on currently available information by the Company to the fair value of the assets and liabilities of Argus acquired on June 22, 2017. The amounts related to intangible assets shown below are subject to adjustment as additional information is obtained about the facts and circumstances that existed at the date of acquisition. The identifiable intangible assets include the trade name, customer relationships and purchased technology and are being amortized over four to eight years on an accelerated basis. The Company expects to complete the purchase price allocation during the six months ended June 30, 2018.

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

Cision Ltd. and its Subsidiaries

Notes to Consolidated Financial Statements (continued)

Goodwill is not deductible for tax purposes. The preliminary purchase price is subject to customary post-closing adjustments. The excess of the purchase price over the total net identifiable assets has been recorded as goodwill which is attributable primarily to synergies expected from the expanded technology and service capabilities from the integrated business as well as the value of the assembled workforce in accordance with GAAP.

Purchase of CEDROM

On December 19, 2017, the Company acquired all of the outstanding shares of CEDROM, which is a Montréal-based provider of digital media monitoring solutions, for CAD 33.1 million (approximately $25.9 million) paid in cash at closing, subject to a working capital adjustment. The Company acquired CEDROM to enhance access to media content from print, radio, television, web, and social media to help customers understand and quantify the impact of their communications in Canada and France.

During the year ended December 31, 2017, the Company incurred acquisition-related transaction costs of $1.0 million, which are included in general and administrative expense in the consolidated statements of net loss and total comprehensive loss. The acquisition was accounted for under the purchase method of accounting. The operating results are included in the accompanying consolidated financial statements from December 19, 2017.

The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on fair values as of the acquisition date.

The following table summarizes the preliminary allocation of the purchase price based on currently available information by the Company to the fair value of the assets and liabilities of CEDROM acquired on December 19, 2017. The amounts related to intangible assets shown below are preliminary and subject to adjustment as additional information is obtained about the facts and circumstances that existed at the date of acquisition. The identifiable intangible assets include the trade name, customer relationships and purchased technology and are being amortized over five to twelve years on an accelerated basis. The Company expects to complete the purchase price allocation during the six months ended June 30, 2018.

(in thousands)
Cash and cash equivalents	$2,394
Accounts receivable, net	2,955
Prepaid and other assets	1,749
Property, equipment and software, net	1,256
Trade name	1,061
Customer relationships	3,517
Purchased technology	7,765
Goodwill	16,642
Total assets acquired	37,339
Accounts payable, accrued liabilities, and other liabilities	(4,288)
Deferred revenue	(3,709)
Deferred taxes	(3,412)
Total liabilities assumed	(11,409)
Net assets acquired	$25,930

Goodwill is not deductible for tax purposes. The preliminary purchase price is subject to customary post-closing adjustments. The excess of the purchase price over the total net identifiable assets has been recorded as goodwill which is attributable primarily to synergies expected from the expanded technology and service capabilities from the integrated business as well as the value of the assembled workforce in accordance with GAAP.

The acquired entities of Bulletin Intelligence, Argus, and CEDROM together contributed revenue of $44.8 million for the year ended December 31, 2017. The PR Newswire related activities contributed revenue of $165.1 million for the year ended December 31, 2016. Net loss from these acquisitions for the same periods is impracticable to determine due to the extent of integration activities.

Cision Ltd. and its Subsidiaries

Notes to Consolidated Financial Statements (continued)

Supplemental Unaudited Pro Forma Information

The unaudited pro forma information below gives effect to the acquisitions of PR Newswire as if it occurred on January 1, 2015 and Bulletin Intelligence, Argus and CEDROM as if they had occurred as of January 1, 2016. The pro forma results presented below show the impact of the acquisitions and related costs as well as the increase in interest expense related to acquisition-related debt.

(in thousands except share and per share data)	2017	2016	2015
Revenue	$673,566	$703,198	$657,267
Net loss	$(116,518)	$(83,228)	$(127,200)
Net loss per share – basic and diluted	$(1.54)	$(2.93)	$(4.54)

4. Property, Equipment and Purchased Software

Property, equipment and software consisted of the following at December 31, 2017 and 2016:

(in thousands)	2017	2016
Purchased software, computer and office equipment	$41,053	$32,282
Furniture and fixtures	4,992	3,557
Leasehold improvements	25,983	23,149
Equipment under capital lease obligations	1,059	1,034
Capitalized software development costs	57,617	37,736
Property and equipment at cost	130,704	97,758
Less: Accumulated depreciation and amortization	(77,126)	(49,811)
Property and equipment, net	$53,578	$47,947

Depreciation and amortization expense of property equipment and software, including depreciation on equipment under capital leases, was $25.7 million, $25.0 million and $19.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. Of this amount, $15.2 million, $15.7 million and $9.9 million is included in cost of revenue for the years ended December 31, 2017, 2016 and 2015, respectively, and $10.5 million, $9.3 million and $9.6 million is included in operating expense for the years ended December 31, 2017, 2016 and 2015, respectively, in the consolidated statements of net loss and total comprehensive loss.

5. Goodwill and Intangibles

Goodwill consisted of the following at December 31, 2017 and 2016:

(in thousands)	2017	2016
Balances as of January 1	$1,079,518	$584,180
Acquisition of PR Newswire	—	537,218
Disposition of Agility	—	(1,992)
Disposal of Vintage	(14,662)	—
Acquisition of Bulletin Intelligence	19,520	—
Acquisition of Argus	5,092	—
Adjustments of PR Newswire	2,147	—
Acquisition of CEDROM	16,642	—
Effects of foreign currency	28,146	(39,888)
Balances as of December 31	$1,136,403	$1,079,518

Cision Ltd. and its Subsidiaries

Notes to Consolidated Financial Statements (continued)

Definite-lived intangible assets consisted of the following at December 31, 2017 and 2016:

	December 31, 2017
(in thousands)	Gross Carrying Amount	Foreign Currency Translation	Accumulated Amortization	Net Carrying Amount
Trade names and brand	$370,435	$(1,519)	$(75,273)	$293,643
Customer relationships	302,009	(12,472)	(168,460)	121,077
Purchased technology	133,830	(5,276)	(86,983)	41,571
Balances at December 31, 2017	$806,274	$(19,267)	$(330,716)	$456,291

	December 31, 2016
(in thousands)	Gross Carrying Amount	Foreign Currency Translation	Accumulated Amortization	Net Carrying Amount
Trade names and brand	$369,345	$(9,877)	$(30,551)	$328,917
Customer relationships	270,495	(29,898)	(110,094)	130,503
Purchased technology	120,007	(12,213)	(56,004)	51,790
Balances at December 31, 2016	$759,847	$(51,988)	$(196,649)	$511,210

Expense related to amortization of intangible assets for the years ended December 31, 2017, 2016 and 2015 was $113.8 million, $102.0 million and $84.6 million, respectively. Of this amount, $24.6 million, $24.9 million and $24.7 million is included in cost of revenue for the years ended December 31, 2017, 2016 and 2015, respectively, and $89.2 million, $77.1 million and $59.9 million is included in general and administrative expense for the years ended December 31, 2017, 2016 and 2015, respectively, in the consolidated statements of net loss and total comprehensive loss.

Weighted-average useful life at December 31, 2017	Years
Trade names and brand	12.8
Customer relationships	5.9
Purchased technology	3.9

Future expected amortization of intangible assets at December 31, 2017 is as follows:

(in thousands)
Year ended December 31,
2018	$100,222
2019	80,358
2020	58,332
2021	47,882
2022	36,162
Thereafter	133,335
$456,291

Cision Ltd. and its Subsidiaries

Notes to Consolidated Financial Statements (continued)

6. Debt

Debt consisted of the following at December 31, 2017 and 2016:

	December 31, 2017
(in thousands)	Short-Term	Long-Term	Total
2017 First Lien Credit Facility	$13,349	$1,318,262	$1,331,611
Unamortized debt discount and issuance costs	—	(52,141)	(52,141)
Balances at December 31, 2017	$13,349	$1,266,121	$1,279,470

	December 31, 2016
(in thousands)	Short-Term	Long-Term	Total
2016 First Lien Credit Facility	$11,000	$1,083,500	$1,094,500
2016 Second Lien Credit Facility	—	370,000	370,000
2016 Revolving Credit Facility	—	33,475	33,475
Unamortized debt discount and issuance costs	—	(103,098)	(103,098)
Total credit facilities	11,000	1,383,877	1,394,877
Capital lease obligations	171	—	171
Balances at December 31, 2016	$11,171	$1,383,877	$1,395,048

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

The Company used the proceeds from the 2017 First Lien Credit Facility to repay all amounts then outstanding under the 2016 First Lien Credit Facility, all amounts outstanding under the 2016 Second Lien Credit Facility, pay all related fees and expenses, and retained remaining cash for general corporate purposes. The Company terminated the 2016 Second Lien Credit Facility in connection with establishing the 2017 First Lien Credit Facility.

On December 14, 2017, the Company amended the 2017 First Lien Credit Facility to borrow an additional $75.0 million of 2017 First Lien Dollar Term Credit Facility. The Company will be using the money for future acquisitions.

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

Cision Ltd. and its Subsidiaries

Notes to Consolidated Financial Statements (continued)

The margin applicable to loans under the 2017 First Lien Dollar Term Credit Facility bearing interest at the alternate base rate is 3.25%; the margin applicable to loans under the 2017 First Lien Dollar Term Credit Facility bearing interest at the adjusted LIBOR is 4.25%, provided that each such rate is reduced by 25 basis points if the first lien net leverage ratio of Canyon Companies S.à.r.l. and its restricted subsidiaries under the 2017 First Lien Credit Facility is less than or equal to 4.00:1.00 at the end of the most recent fiscal quarter. Interest is charged on Euro borrowings under the 2017 First Lien Credit Facility at a rate based on the adjusted EURIBOR (a rate equal to the Euro interbank offered rate adjusted for statutory reserves), plus an applicable margin. The margin applicable to loans under the 2017 First Lien Euro Term Credit Facility bearing interest at the adjusted LIBOR is 4.25%, provided that each such rate is reduced by 25 basis points if the first lien net leverage ratio of Canyon Companies S.à.r.l. and its restricted subsidiaries under the 2017 First Lien Credit Facility is less than or equal to 4.00:1.00 at the end of the most recent fiscal quarter. As of December 31, 2017, the applicable interest rate under the 2017 First Lien Dollar Term Credit Facility and the 2017 First Lien Euro Term Credit Facility was 5.94% and 4.25%, respectively.

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

As of December 31, 2017, the Company had no outstanding borrowings and $1.3 million of outstanding letters of credit under the 2017 Revolving Credit Facility and $1,332 million outstanding under the 2017 First Lien Credit Facility.

The Company incurred approximately $10.0 million in financing costs in connection with the 2017 First Lien Credit Facility, of which $1.0 million was recorded as a loss on extinguishment of debt and the remaining $9.0 million was offset against the debt. All financing costs are being amortized using the effective interest method.

The Company began to make quarterly principal payments starting December 31, 2017 under each of the 2017 First Lien Dollar Term Credit Facility of $2.6 million and the 2017 First Lien Euro Term Credit Facility of €0.6 million (which amount may be reduced by the application of voluntary and mandatory prepayments pursuant to the terms of the 2017 First Lien Credit Facility), with the remaining balance due June 16, 2023.

The Company may also be required to make certain mandatory prepayments of the 2017 First Lien Credit Facility out of excess cash flow and upon the receipt of proceeds of asset sales and certain insurance proceeds (in each case, subject to certain minimum dollar thresholds and rights to reinvest the proceeds as set forth in the 2017 First Lien Credit Facility).

The 2017 First Lien Credit Facility includes a total net leverage financial maintenance covenant. Such covenant requires that, as of the last day of each fiscal quarter, the total net leverage ratio of Canyon Companies S.à.r.l. and its restricted subsidiaries under the 2017 First Lien Credit Facility cannot exceed the applicable ratio set forth in the 2017 First Lien Credit Facility for such quarter (subject to certain rights to cure any failure to meet such ratio as set forth in the 2017 First Lien Credit Facility). The 2017 First Lien Credit Facility is also subject to certain customary affirmative covenants and negative covenants. Under the 2017 First Lien Credit Facility, the Company’s subsidiaries have restrictions on making cash dividends, subject to certain exceptions, including that the subsidiaries are permitted to declare and pay cash dividends: (a) in any amount, so long as the total net leverage ratio under the 2017 First Lien Credit Facility would not exceed 3.75 to 1.00 after making such payment; (b) in an amount per annum not greater than 6.0% of (i) the market capitalization of the Company’s ordinary shares (based on the average closing price of its shares during the 30 trading days preceding the declaration of such payment) plus (ii) the $305.2 million in proceeds we received in the business combination with Capitol; (c) in an amount that does not exceed the sum of (i) $20.0 million, plus (ii) 50% of consolidated net income of the Company’s subsidiaries from January 1, 2016 to the end of the most recent quarter plus (iii) certain other amounts set forth in the definition of “Available Amount” in the Company’s 2017 First Lien Credit Facility (provided that it may only include the amounts of consolidated net income described in clause (ii) if the Company’s total net leverage ratio would not exceed 5.00 to 1.00 after making such payment); and (d) in an amount that does not exceed the total net proceeds we receive from any public or private offerings of its ordinary shares or similar equity interests. As of December 31, 2017, the Company was in compliance with these covenants.

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

Cision Ltd. and its Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

On August 4, 2017, the Company repaid all amounts outstanding under the 2016 First Lien Credit Facility. The repayment of the 2016 First Lien Credit Facility was evaluated as a debt modification versus an extinguishment under applicable guidance and as a result, the Company recorded a loss on extinguishment of debt of $22.6 million during the year ended December 31, 2017.

The Company incurred approximately $81.9 million in financing costs with the lenders in connection with the 2016 First Lien Credit Facility, which were offset against the debt. All financing costs were amortized using the effective interest method.

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

Cision Ltd. and its Subsidiaries

Notes to Consolidated Financial Statements (continued)

The 2016 Second Lien Credit Facility included a total net leverage financial maintenance covenant. Such covenant required that, as of the last day of each fiscal quarter, the total net leverage ratio of Canyon Companies S.à.r.l. and its restricted subsidiaries under the 2016 Second Lien Credit Facility cannot exceed the applicable ratio set forth in the 2016 Second Lien Credit Facility for such quarter (subject to certain rights to cure any failure to meet such ratio as set forth in the 2016 Second Lien Credit Facility). The 2016 Second Lien Credit Facility was also subject to certain customary affirmative covenants and negative covenants. Under the 2016 Second Lien Credit Facility, the Company’s subsidiaries had restrictions on making cash dividends, subject to certain exceptions, including that the subsidiaries were permitted to declare and pay cash dividends (x) in an amount that does not exceed the sum of (i) $57.5 million, plus (ii) the sum of the amount (which amount shall not be less than zero) equal to 50% of consolidated net income of the subsidiaries from January 1, 2016 to the end of the most recent quarter subject to certain conditions, plus (iii) certain other amounts set forth in the definition of “Available Amount” in the 2016 Second Lien Credit Facility or (y) so long as the total net leverage ratio under the 2016 Second Lien Credit Facility does not exceed 3.75 to 1.00.

On July 7, 2017, in connection with the consummation of the Merger with Capitol, the Company repaid $294.0 million of the principal amount outstanding under the 2016 Second Lien Credit Facility, plus a 1% penalty and accrued interest. The Company concluded this resulted in an extinguishment of debt and recorded a loss of $22.5 million during the year ended December 31, 2017.

On August 4, 2017, the Company repaid all amounts outstanding under the 2016 Second Lien Credit Facility. The repayment of the 2016 Second Lien Credit Facility was evaluated as a debt modification versus an extinguishment under applicable guidance and as a result, the Company recorded a loss on extinguishment of debt of $5.7 million during the year ended December 31, 2017.

The Company incurred approximately $24.0 million in financing costs with the lenders in connection with the 2016 Second Lien Credit Facility, which were offset against the debt. All financing costs were amortized over the term of the second lien credit agreement.

The fair value of the Company’s First Lien Credit Facility at December 31, 2017 and 2016 was $1,347 million and $1,082 million, respectively, and the fair value of the Company’s 2016 Second Lien Credit Facility at December 31, 2016 was $364.9 million. The fair value of the Company’s First and Second Lien debt was considered Level 2 in the fair value hierarchy. The fair value of other debt at both years approximated the carrying value.

Convertible Preferred Equity Certificates

Convertible Preferred Equity Certificate activity for the years ended December 31, 2017, 2016 and 2015 is as follows:

(in thousands)
Balance at December 31, 2014	$259,093
Issued during 2015	2,821
Yield accreted for 2015	2,583
Balance at December 31, 2015	264,497
Issued during 2016	165,525
Yield accreted for 2016	13,934
Yield paid in 2016	(854)
Balance at December 31, 2016	443,102
Issued during 2017	6,902
Yield accreted for 2017	3,978
Yield paid in 2017	(3,557)
Converted to equity upon merger with Capitol	(450,425)
Balance at December 31, 2017	$—

Cision Ltd. and its Subsidiaries

Notes to Consolidated Financial Statements (continued)

During the year ended December 31, 2016, CPECs with a contractual redemption value of $40.0 million were issued to Cision Owner in connection with the acquisition of PR Newswire, in exchange for the contribution by Cision Owner to the Company of a pro rata share of net assets in PR Newswire valued at $29.5 million. As the CPECs were contractually puttable by Cision Owner for cash at any time at their redemption value, the Company recorded an immediate non-cash accretion expense of $10.5 million.

CPEC’s were contributed as equity simultaneously with the closing of the Merger on June 29, 2017.

Note Purchase Agreement

In January 2015, the Company entered into a $35.0 million note purchase agreement (the “Note Purchase Agreement”) with a commercial lender. The Note Purchase Agreement was paid in full in connection with the acquisition of PR Newswire in June 2016.

Interest was charged on borrowings under the Note Purchase Agreement at a rate of 11.75% per annum. Interest was due quarterly and paid with additional notes (“PIK Interest”). The outstanding balance of the Note Purchase agreement including the PIK Interest was $39.1 million as of December 31, 2015.

The Company incurred approximately $1.1 million in financing costs in connection with the Note Purchase Agreement, which were offset against the debt. In addition, the Company incurred approximately $0.6 million in other issuance costs, which are included as other assets on the accompanying consolidated balance sheet. All financing costs were amortized to interest expense over the term of the Note Purchase Agreement during the years ended December 31, 2015 and December 31, 2016. This Note was paid off in connection with the 2016 Credit Agreement. Total amounts repaid was approximately $41.2 million.

Future Minimum Principal Payments

Future minimum principal payments of debt as of December 31, 2017 are as follows:

(in thousands)
Year ended December 31,
2018	$13,349
2019	13,349
2020	13,349
2021	13,349
2022	13,349
Thereafter	1,264,866
$1,331,611

Interest expense for the years ended December 31, 2017, 2016 and 2015 was as follows:

(in thousands)	2017	2016	2015
First Lien Credit Facility	$74,833	$56,352	$30,499
Second Lien Credit Facility	20,857	29,408	17,338
Loan Authorization Agreement	—	—	81
Revolving Credit Facility	1,397	1,198	—
Accretion of debt discount and deferred financing costs	14,275	13,445	5,972
Note Purchase Agreement	—	2,170	4,048
Accretion of Convertible Preferred Equity Certificates due to Cision Owner	1,838	10,500	—
Yield on Convertible Preferred Equity Certificates due to Cision Owner	2,140	3,433	2,583
Commitment fees and other	1,126	1,491	877
Total interest expense	$116,466	$117,997	$61,398

Cision Ltd. and its Subsidiaries

Notes to Consolidated Financial Statements (continued)

7. Stockholders’ Equity and Equity-Based Compensation

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2017 and 2016, there are no shares of preferred stock issued or outstanding.

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

Equity-based compensation is classified in the consolidated statements of operations in a manner consistent with the statements of operations’ classification of an employee’s salary and benefits as follows for continuing operations:

	For the Years Ended December 31,
(in thousands)	2017	2016	2015
Cost of revenue	$337	$277	$258
Selling and marketing	280	255	228
R&D	319	551	457
G&A	3,202	4,219	4,351
Total equity based compensation expense	$4,138	$5,302	$5,294

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

Cision Ltd. and its Subsidiaries

Notes to Consolidated Financial Statements (continued)

The Company estimated the fair value of employee stock options using the Black-Scholes option pricing model. The fair values of stock options granted under the 2017 Plan were estimated using the following assumptions:

Year Ended December 31, 2017
Stock price volatility	50%
Expected term (years)	6.3
Risk-free interest rate	2.0%
Dividend yield	0%

A summary of employee stock option activity for the year ended December 31, 2017 under the Company’s 2017 Plan is presented below:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding as of December 31, 2016	—	$—	—	$—
Granted	691,500	12.78	9.7
Exercised	—	—	—
Forfeited	—	—	—
Options outstanding as of December 31, 2017	691,500	$12.78	9.7	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the quoted closing price of the Company’s common stock as of December 31, 2017.

A summary of restricted stock units activity for the year ended December 31, 2017 under the Company’s 2017 Plan is presented below:

	Number of Shares Underlying Stock Awards	Weighted-Average Grant Date Fair Value
Restricted stock units outstanding as of December 31, 2016	—	$—
Granted	34,945	12.40
Vested	—	—
Forfeited	—	—
Restricted stock units outstanding as of December 31, 2017	34,945	$12.40

As of December 31, 2017, the Company had $3.9 million of unrecognized compensation expense related to the unvested portion of outstanding stock options and restricted stock units expected to be recognized on a pro-rata straight-line basis over the weighted-average remaining service period.

8. Employee Benefit Plans

The Company sponsors defined-contribution, profit-sharing and other benefit plans in the United States, Canada, the United Kingdom and France. Total expense for the plans for the years ended December 31, 2017, 2016 and 2015 related to defined contribution plans, were approximately $6.2 million, $4.4 million and $2.2 million, respectively.

CNW Retirement Plans

Employees of CNW participate in a defined benefit pension plan component. The defined benefit plan has been closed to new participants since 2006. In addition, CNW maintains a non-registered defined benefit pension plan for a former executive, which provides benefits in excess of those payable from the registered defined benefit plan. The actuarial cost method used for the valuation of the defined benefit post-employment benefits is the present value of the benefits expected to be paid. CNW's contributions to defined contribution plans are expensed as incurred. The net periodic pension expense recognized for CNW’s defined benefit plan for the year ended December 31, 2017 and for period since the date of acquisition of PR Newswire through December 31, 2016 was $0.7 million and $0.3 million, respectively.

Cision Ltd. and its Subsidiaries

Notes to Consolidated Financial Statements (continued)

Reconciliation of Benefit Obligations, Plan Assets and Funded Status

The following table summarizes the benefit obligation, plan assets and the funded status of CNW’s two defined benefit plans at December 31, 2017 and for the period since acquisition ending December 31, 2016 (in thousands):

(in thousands)	2017	2016
Change in benefit obligation
Benefit obligation balance at January 1, 2017 and June 16, 2016:	$11,412	$11,758
Service cost	209	118
Interest cost	475	219
Participant contributions	29	22
Actuarial gain (loss)	229	(134)
Benefits paid	(718)	(185)
Currency translation	798	(386)
Benefit obligation balance at December 31,	$12,434	$11,412

(in thousands)	2017	2016
Change in plan assets
Fair value of plan assets at January 1, 2017 and June 16, 2016:	$8,937	$10,101
Return on plan assets	1,250	(850)
Employer contributions	538	289
Participant contributions	29	22
Benefits paid	(718)	(185)
Currency translation	654	(440)
Fair value of plan assets at December 31,	$10,690	$8,937

The amount recognized in the consolidated balance sheets as long-term pension obligation as of December 31, 2017 and 2016 was $1.8 million and $2.5 million, respectively. The amount of net actuarial gain (loss) recognized in other comprehensive loss for the period ended December 31, 2017 and 2016 was $1.8 million and $(0.5) million, respectively. Substantially all of the Plan’s assets consist primarily of a pooled fund, which is primarily invested in government and corporate bonds. They are valued using models with inputs including interest rate curves, credit spreads and volatilities. The inputs that are significant to valuation are generally observable and therefore the assets within the pooled fund have been classified as Level 2. The fair value reflects the proportionate share of the fair value of the investments held in the underlying pooled fund.

Assumptions

Weighted-average assumptions used to determine the benefit obligation reflected in the consolidated balance sheets and the net periodic pension cost in the consolidated statements of comprehensive loss were as follows:

	2017	2016
Discount rate	3.5%	4.1%
Rate of compensation increase	3.5%	3.5%
Expected return on plan assets	2.0%	2.0%

Future Cash Flows of Benefit Plans

The following table summarizes the expected future cash flows of CNW’s two defined benefit plans at December 31, 2017:

(in thousands)
Projected company contributions for 2018	$675

Expected benefit payments for year ended December 31,
2018	$430
2019	448
2020	441
2021	447
2022	444
Thereafter	2,573

Cision Ltd. and its Subsidiaries

Notes to Consolidated Financial Statements (continued)

The long-term rates of return are determined based on the nature of each plan’s investments, an expectation for each plan’s investment strategies, historical rates of return and current economic forecasts, among other factors, and are evaluated annually and adjusted as necessary.

9. Investment in Unconsolidated Affiliate

Pursuant to the acquisition of PR Newswire in June 2016, the Company became the owner of a 50% interest in a joint venture with ANP Pers Support B.V in ANP Pers Support v.o.f. (“ANPps”). This investment in an unconsolidated affiliate is accounted for by the equity method. For the years ended December 31, 2017 and 2016, the Company’s allocation of net income from ANPps was $0.4 million and $0.2 million, respectively, and is included in earnings of unconsolidated affiliate in the consolidated statements of comprehensive loss.

10. Net Loss Per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period as retroactively adjusted for the Merger (Note 1). For the years ended December 31, 2017, 2016 and 2015, the Company has excluded the potential effect of warrants to purchase shares of common stock totaling 989,980 shares, additional earn out shares, as described in Note 1, and the dilutive effect of stock options and restricted stock awards, as described in Note 7, in the calculation of diluted loss per share, as the effect would be anti-dilutive due to losses incurred. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented below.

	For the Years Ended December 31,
(in thousands except share and per share data)	2017	2016	2015
Numerator:
Net loss	$(123,042)	$(98,412)	$(90,544)
Denominator:
Weighted-average shares outstanding – basic and diluted	75,696,880	28,369,644	28,029,023
Net loss per share – basic and diluted	$(1.63)	$(3.47)	$(3.23)

11. Income Taxes

For the years ended December 31, 2017, 2016 and 2015, the U.S. and foreign components of loss before income taxes were as follows:

(in thousands)	2017	2016	2015
U.S.	$(134,132)	$(140,443)	$(60,980)
Foreign	499	(13,660)	(33,171)
Total loss before income taxes	$(133,633)	$(154,103)	$(94,151)

For the years ended December 31, 2017, 2016 and 2015, the benefit from income taxes consisted of the following:

(in thousands)	2017	2016	2015
Current expense
Federal	$2,052	$419	$570
State	3,892	1,260	714
Foreign	8,406	9,123	3,128
Total current expense	14,350	10,802	4,412
Deferred benefit
Federal	(16,204)	(54,550)	(2,442)
State	(364)	(5,805)	1,632
Foreign	(8,373)	(6,138)	(7,209)
Total deferred benefit	(24,941)	(66,493)	(8,019)
Total benefit from income taxes	$(10,591)	$(55,691)	$(3,607)

Cision Ltd. and its Subsidiaries

Notes to Consolidated Financial Statements (continued)

The Company’s effective tax rate for the years ended December 31, 2017, 2016 and 2015 was a benefit of 7.9%, 36.1% and 3.8%, respectively. The Company is a Cayman entity with a 0% statutory tax rate with subsidiaries in various jurisdictions including the U.S., Canada, France, and the United Kingdom. The Company’s effective tax rate differed from the Cayman statutory rate as a result of the foreign statutory rates in  each of its subsidiaries, as well as certain nondeductible expenses, including transaction costs, interest expense and stock-based compensation. In addition, differences were caused by U.S. state income taxes, as well as the need for valuation allowance for certain U.S. and United Kingdom deferred tax assets.

For the years ended December 31, 2017, 2016 and 2015, the Company’s effective tax rate was as follows:

	2017%	2016%	2015%
Income tax at Cayman Islands statutory rate	0.0	0.0	0.0
State income taxes, net of U.S. federal benefit	(0.8)	1.9	(2.2)
Expense from different foreign tax rates	37.5	34.1	28.1
Change in valuation allowance	(13.8)	10.2	(17.2)
Nondeductible expenses	(4.8)	(9.7)	(5.2)
Tax Act	(8.9)	—	—
Other	(1.3)	(0.4)	0.3
Effective tax rate	7.9%	36.1%	3.8%

The Company’s deferred tax components consisted of the following at December 31, 2017 and 2016:

(in thousands)	2017	2016
Deferred tax assets
Net operating loss carryforwards	$41,303	$42,206
Allowance for doubtful accounts	915	2,043
Accrued expenses	2,899	6,936
Deferred interest	51,817	47,943
Deferred revenue	2,537	2,526
Transaction costs	2,218	3,215
Tax credits	5,750	4,065
Other	6,143	4,008
Total deferred tax assets	113,582	112,942
Valuation allowance	(46,666)	(3,437)
Net deferred tax assets	66,916	109,505
Deferred tax liabilities
Capitalized software development costs	(4,410)	(5,707)
Fixed assets	(13)	(3,075)
Goodwill and intangible assets	(113,246)	(182,251)
Deferred financing costs	(10,304)	—
Other	(1,560)	(1,681)
Total deferred tax liabilities	(129,533)	(192,714)
Net deferred tax liability	$(62,617)	$(83,209)
Disclosed as
Deferred tax asset – long-term	$—	$—
Deferred tax liability – long-term	(62,617)	(83,209)
Net deferred tax liability – long-term	$(62,617)	$(83,209)

Cision Ltd. and its Subsidiaries

Notes to Consolidated Financial Statements (continued)

On December 22, 2017, the U.S. government enacted comprehensive tax legislation (the “Tax Act”), which significantly revises the ongoing U.S. corporate income tax law by lowering the U.S. federal corporate income tax rate from 35% to 21%, implementing a territorial tax system, imposing a one-time tax on foreign unremitted earnings and setting limitations on deductibility of certain costs (e.g., interest expense), among other things.

Due to the complexities involved in accounting for the recently enacted Tax Act, the U.S. Securities and Exchange Commission issued SAB 118, which requires that the Company include in its financial statements the reasonable estimate of the impact of the Tax Act to the extent such reasonable estimate has been determined. Accordingly, the Company recorded the following reasonable estimates of the tax impact in its consolidated financial statements as of and for the year ended December 31, 2017.

a)	A provisional tax expense of $5.5 million, including $2.1 million of associated withholding taxes, for the Tax Act’s one-time transition tax on the Company’s Canadian subsidiaries’ accumulated, unremitted earnings dating back to 1986.

b)	A provisional tax expense of $6.4 million to the net change in deferred tax liabilities due to the reduction of the U.S. federal tax rate from 35% to 21% net of the additional valuation allowance required as a result of the new limitations on interest deductibility.

The Tax Act also includes a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries and a base erosion anti-abuse tax (“BEAT”) measure that taxes certain payments between a U.S. corporation and its subsidiaries. The Company will be subject to the GILTI and BEAT provisions effective beginning January 1, 2018 and is in the process of analyzing their effects, including how to account for the GILTI provision from an accounting policy standpoint.

The final impact on the Company from the Tax Act’s transition tax legislation may differ from the aforementioned reasonable estimate due to the complexity of calculating and supporting with primary evidence such U.S. tax attributes as accumulated foreign earnings and profits and foreign tax paid, and other tax components involved in foreign tax credit calculations for prior years back to 1986. Such differences could be material, due to, among other things, changes in interpretations of the Tax Act, future legislative action to address questions that arise because of the Tax Act, changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition tax's reasonable estimate.

Cision Ltd. and its Subsidiaries

Notes to Consolidated Financial Statements (continued)

Pursuant to SAB 118, the Company is allowed a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. Accordingly, the Company accrued the transition tax and to the net change in deferred tax liabilities including additional valuation allowance based on the reasonable estimate guidance. The Company will continue to refine its estimate of the impact of the U.S. Tax Act and will record any resulting tax adjustments during the year ended December 31, 2018. Additionally, the Company currently believes it will use its net operating loss carryforwards to offset the transition tax, exclusive of the Canadian withholding tax.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company assessed the realizability of deferred tax assets and whether it is more likely than not that a portion, or all, of the deferred tax assets can be realized. Management considers the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment. During 2015, management concluded that a valuation allowance was required for the U.S. Federal deferred tax assets, net of federal deferred tax liabilities excluding deferred tax liabilities relating to indefinite lived intangibles. In 2016, management concluded that the valuation allowance on the U.S. federal deferred tax assets was no longer required as a result of the deferred tax liabilities established in the acquisition of PR Newswire. The reversal of such deferred tax liabilities will allow for the realizability of the U.S. deferred tax assets. In 2017, management concluded that a valuation allowance of $26.8 million was required for U.S. federal interest expense carryforwards under Internal Revenue Code Section 163(j) and for $0.7 million of interest expense carryforwards under United Kingdom tax law. The remaining $19.2 million of the valuation allowance is for foreign net operating losses for entities that have cumulative losses.

At December 31, 2017, the Company has not provided for income taxes on $42.0 million of undistributed earnings of its foreign subsidiaries, other than certain Canadian subsidiaries, as the earnings are considered permanently reinvested. As part of the Tax Act (as discussed above), the U.S. Company accrued a $5.5 million transition tax related to its Canadian subsidiaries. This amount includes an estimated $2.1 million of Canadian withholding taxes on the future repatriation of cash from Canada to the U.S. The U.S. does not currently have accumulated earnings and profits and the majority of the other foreign jurisdictions can generally distribute their earnings to the Company without additional taxation. Accordingly, the Company has determined that the deferred tax liability associated with a distribution of the undistributed earnings would be immaterial.

As of December 31, 2017, the Company has net operating loss carryforwards for federal and state tax purposes of approximately $86.2 million and $47.9 million, respectively, which will expire between 2031 and 2036. The Company also has $1.4 million of federal and state tax credits that will expire at varying times between 2025 and 2033. The Company has $2.3 million of federal alternative minimum tax credits that it now expects to have refunded over the next 4 years as a result of the Tax Act. The Company has foreign net operating losses of $79.6 million of which the majority do not expire.

Certain of the Company’s federal and state NOL carryforwards are subject to annual limitations under Section 382 of Internal Revenue Code. Based on the purchase price for the U.S. companies, the limitations imposed under Section 382 will not preclude the Company from realizing these NOLs.

The following table presents changes in unrecognized tax benefits:

(in thousands)	2017	2016	2015
Beginning balance	$2,944	$2,634	$2,224
Additions based on tax provisions related to the current year	903	210	410
Additions based on tax positions related to prior years	—	100	—
Reductions to tax positions of prior years	(111)	—	—
Reductions for expiration of statute of limitations	—	—	—
Settlements	—	—	—
Ending balance	$3,736	$2,944	$2,634

Company recognizes the effects of uncertain income tax positions only if those positions are more likely than not of being sustained. The Company has recorded a liability for uncertain tax positions associated primarily with tax credits and transfer pricing in the amount of $3.7 million and $2.9 million as of December 31, 2017 and 2016, respectively.

The Company does not expect unrecognized tax benefits to change significantly over the next twelve months, and the entire amount of unrecognized tax benefits, if recognized, would affect the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in the consolidated financial statements as a component of the income tax provision, and has accrued $1.1 million for interest and penalties as of December 31, 2017. The current year reduction of $0.1 million is related to the rate reduction in the Tax Act. The Company files income tax returns in the U.S. and various states, the United Kingdom, Canada, France and other foreign jurisdictions and is subject to U.S. federal, state, and foreign tax examinations for years ranging from 2011 to 2017.

Cision Ltd. and its Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. Related Party Transactions

The Company is party to a professional services agreement with the majority owner of its parent. The Company incurred approximately $0.3 million for the year ended December 31, 2017 and $0.6 million for the years ended December 31, 2016 and December 31, 2015, included in general and administrative expenses. Upon consummation of the Merger on June 29, 2017, the professional services agreement terminated.

Certain transactions between the Company and Cision Owner have been described elsewhere in these consolidated financial statements.

13. Commitments and Contingencies

The Company has various non-cancelable operating leases, primarily related to office real estate, that expire through 2035 and generally contain renewal options for up to five years. Lease incentives, payment escalations and rent holidays specified in the lease agreements are accrued or deferred as appropriate as a component of rent expense which is recognized on a straight-line basis over the terms of occupancy. As of December 31, 2017 and 2016, deferred rent of $10.2 million and $9.4 million, respectively, is included in other liabilities.

Future minimum lease payments under non-cancelable operating leases at December 31, 2017 are as follows:

(in thousands)	Operating Leases
2018	$16,265
2019	15,045
2020	13,138
2021	10,307
2022	9,855
Thereafter	21,550
Total future minimum payments	$86,160

Rent expense was $16.8 million, $13.9 million and $9.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Purchase Commitments

The Company entered into agreements with various vendors in the ordinary course of business. As of December 31, 2017, the minimum required payments in future years under these arrangements are as follows:

(in thousands)	Commitments
Year ended December 31,
2018	$7,104
2019	2,322
2020	185
2021	—
2022	—
Thereafter	—
$9,611

Cision Ltd. and its Subsidiaries

Notes to Consolidated Financial Statements (continued)

Letters of Credit

As of December 31, 2017 and 2016, the Company had a total of $1.3 million and $1.1 million in letters of credit outstanding, respectively, for certain of its office spaces. These letters of credit do not require compensating balances and expire at various dates through March 2031.

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

14. Segment and Geographic Information

The Company has determined that its Chief Executive Officer is the Chief Operating Decision Maker. The Company’s Chief Executive Officer reviews financial information presented on both a consolidated basis and on a geographic regional basis. Since its inception, the Company has completed several significant acquisitions and has expended significant efforts to provide an integrated set of software and services to all customers in all geographies. As a result of the long-term qualitative and quantitative similar economic characteristics exhibited by the sale of an integrated set of products and services in all the Company’s regions, the Company has determined that its operating segments meet the criteria to be aggregated into one reportable segment.

Geographical revenue information is based on revenue generated through the sale of products and services to customers located within the specified geography. Long-lived assets consist of property, plant and equipment. Property, plant and equipment information is based on the physical location of the assets at the end of each fiscal year.

Revenue by geography is based on the location of the subsidiary that executed the customer contract. The following table lists revenue for the years ended December 31, 2017, 2016 and 2015 by geographic region:

(in thousands)	2017	2016	2015
Revenue:
Americas – U.S.	$410,621	$316,177	$218,628
Rest of Americas	51,650	29,891	10,105
EMEA	144,127	110,225	105,225
APAC	25,239	11,479	—
	$631,637	$467,772	$333,958

Cision Ltd. and its Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following table lists long-lived assets, net of amortization, as of December 31, 2017 and 2016 by geographic region:

(in thousands)	2017	2016
Long-lived assets, net
Americas – U.S.	$1,138,360	$1,188,000
Rest of Americas	145,837	115,223
EMEA	336,937	313,373
APAC	29,816	30,880
	$1,650,950	$1,647,476

15. Subsequent Events

On January 23, 2018, the Company completed its acquisition of PRIME Research (“Prime”). The purchase price was approximately €75.7 million ($93.3 million) and consisted of approximately €56.8 million in cash consideration, the issuance of approximately 1.7 million ordinary shares valued at €16.4 million plus up to €2.5 million in ordinary shares to be issued 18 months after closing, subject to certain reductions in accordance with the purchase agreement. At the date of the acquisition, Prime had over 700 employees with offices in Brazil, China, Germany, Switzerland, the United Kingdom, and the United States.

On February 8, 2018, the Company completed its debt repricing transaction on its 2017 First Lien Credit Facility and 2017 Revolver Credit Facility. The 2017 First Lien Credit Facility margins were lowered for the alternate base rate, LIBOR rate and EURIBOR rate by 1.00%, 1.00% and 0.75%, respectively. The 2017 Revolver Credit Facility margins were lowered for the alternate base rate, LIBOR rate and EURIBOR rate by 0.75%, 0.75% and 0.50%, respectively.

16. Allowance for Doubtful Accounts and Deferred Tax Assets

The allowance for doubtful accounts and deferred tax assets for the years ended December 31, 2017, 2016 and 2015 is as follows:

(in thousands)	Balance at Beginning of Year	Amounts Charged to Costs or Expense	Additions (Deductions)	Balance at End of Year
Allowance for doubtful accounts:
Year Ended December 31, 2015	$971	$1,397	$(1,120)	$1,248
Year Ended December 31, 2016	1,248	2,572	(1,215)	2,605
Year Ended December 31, 2017	2,605	3,493	(796)	$5,302
Allowance for deferred tax assets:
Year Ended December 31, 2015	$12,648	$16,294	$(9,925)	$19,017
Year Ended December 31, 2016	19,017	(15,315)	(265)	3,437
Year Ended December 31, 2017	3,437	34,770	8,459	46,666

17. Quarterly Financial Information (Unaudited)

The following presents quarterly financial data for the years ended December 31, 2017 and 2016:

	Year Ended December 31, 2017
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$145,818	$157,131	$159,729	$168,959
Gross profit	100,752	107,913	106,442	115,694
Net loss	(22,993)	(19,148)	(46,409)	(34,492)
Loss per share:
Basic and diluted	(0.82)	(0.63)	(0.38)	(0.28)

	Year Ended December 31, 2016
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$77,704	$90,826	$150,778	$148,464
Gross profit	49,167	58,706	99,197	98,119
Net loss	(14,146)	(20,966)	(39,539)	(23,761)
Loss per share:
Basic and diluted	(0.50)	(0.74)	(1.39)	(0.84)

