Form 10-K/A
period 2017-12-31
CISION LTD.
filed 2018-04-30
CIK 1701040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

(Zip Code)

866-639-5087

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Ordinary Shares, par value $0.0001 per share Warrants, each to purchase one Ordinary Share	New York Stock Exchange NYSE American
(Title of each class)	(Name of each exchange on which registered)

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

124,370,191 ordinary shares, par value $0.0001 per share, were issued and outstanding as of April 26, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, originally filed on March 13, 2018 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing, as we do not intend to file a definitive proxy statement for our annual general meeting of shareholders within 120 days of the end of our fiscal year ended December 31, 2017. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission (the “SEC”), we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

As used in this Amendment, unless the context requires otherwise, the “Company,” “Cision,” “our,” and “we” mean Cision Ltd. and its consolidated subsidiaries. The “Business Combination” refers to our combination with Capitol Acquisition Corp. III (“Capitol”) on June 29, 2017, pursuant to the Agreement and Plan of Merger, dated as of March 19, 2017, as amended, by and among us, Capitol, Canyon Holdings (Cayman), L.P. (“Cision Owner”), Capitol Acquisition Merger Sub, Inc. and Canyon Holdings S.à r.l. (“Cision Luxco”).

Forward-Looking Statements

This Amendment No. 1 to our Annual Report on Form 10-K contains forward-looking statements regarding future events and our future results, which are intended to be covered by the safe harbor provision for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. Words such as “achieve,” “anticipate,” “assumes,” “believes,” “continue,” “could,” “estimate,” “expects,” “forecast,” “hope,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “would,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Although such statements are based on currently available financial and economic data as well as management’s estimates and expectations, forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause our actual results to differ materially from what may be inferred from the forward-looking statements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

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

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The board of directors and executive officers of Cision are as follows:

Name	Age	Position

Kevin Akeroyd	50	President, Chief Executive Officer and Director
Jack Pearlstein	54	Executive Vice President and Chief Financial Officer
Whitney Benner	44	Chief Human Resources Officer
Yujie Chen	47	President, Asia-Pacific
Robert Coppola	47	Chief Information Officer
Jason Edelboim	42	President, Americas
Chris Lynch	34	Chief Marketing Officer
Rainer Mathes	63	President, Cision Insights
Abe Smith	48	President, EMEA
Steve Solomon	54	Chief Accounting Officer
Mark M. Anderson(2)(3)	42	Director and Chairman of the Board
Philip A. Canfield(3)	50	Director
L. Dyson Dryden(1)(2)	42	Director
Mark D. Ein(1)(3)	53	Director and Vice-Chairman of the Board
Stephen P. Master(2)	34	Director
Stuart J. Yarbrough(1)	67	Director

————————

(1) Member of the Audit Committee

(2) Member of the Corporate Governance and Nominating Committee

(3) Member of the Compensation Committee

Executive Officers

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

Yujie Chen. Mr. Chen has served as our Asia Pacific President since June 2016. Mr. Chen joined PR Newswire in November 2003 and was promoted from Managing Director (China) to head PR Newswire’s business for the entire Asia- Pacific region in June 2013. Prior to PR Newswire, Mr. Chen worked in a number of media and publishing industry roles, including with CNBC Asia from June 2003 to November 2003, Deluxe Global Media from September 2001 to June 2003 and Beijing Television from February 1996 to August 1999. Chen holds an MBA degree from the Anderson School of Management at UCLA.

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

Non-Employee Directors

Mark M. Anderson. Mr. Anderson joined GTCR in 2000 and is currently a Managing Director of the firm. He previously worked at Gracie Capital and at Bowles Hollowell Conner & Co. He holds an MBA from Harvard Business School and a BS from the McIntire School of Commerce at the University of Virginia. Mr. Anderson currently is a Director of Cision, Global Traffic Network, Beeline, Lytx, Rural Broadband Investments and XIFIN. In addition, Mr. Anderson was previously a Director of GTCR’s past investments including CAMP Systems, Land Lease Group and Landmark Aviation, and was instrumental in other GTCR investments including Skylight Financial, Solera and Transaction Network Services. Mr. Anderson serves on the board of the Chicago Foundation for Education, a non-profit organization that seeks to improve the educational experience of Chicago’s public school children.

We determined that Mr. Anderson’s directorship experience and experience advising similar companies qualifies him to serve as a director on Cision’s board of directors.

Philip A. Canfield. Mr. Canfield is a Managing Director of private equity firm GTCR LLC and currently co-heads GTCR’s Technology, Media and Telecommunications investment team. Mr. Canfield joined GTCR in 1992 and became a Principal in 1997. From 1990 to 1992, Mr. Canfield worked in the Corporate Finance Department at Kidder, Peabody and Company. Mr. Canfield has served as a Director of Zayo Group Holdings, Inc. since July 2012 and is the Chairman of its Nominating & Governance Committee. Mr. Canfield currently serves on several private company boards. He holds an M.B.A. from the University of Chicago and a B.B.A. in finance with High Honors from the Honors Business Program at the University of Texas.

We determined that Mr. Canfield’s extensive experience in corporate finance and in the telecommunications industry qualifies him to serve as a director on Cision’s board of directors.

L. Dyson Dryden. Mr. Dryden is currently the President, Chief Financial Officer, and a Director of Capitol Investment Corp. IV, a blank check company formed for the purpose of effecting a business combination with another company. From July 2015 until it completed its business combination in June 2017, Mr. Dryden was the President, Chief Financial Officer, Treasurer, Secretary and a Director of Capitol Acquisition Corp. III. Since the closing of the business combination, Mr. Dryden has continued to serve as a director of Capitol Acquisition Corp. III (now known as Cision Ltd.). From March 2013 to July 2015, Mr. Dryden served as the Chief Financial Officer and a Director of Capitol II. Mr. Dryden has continued to serve as a director of Lindblad Expeditions since the closing of its business combination. Mr. Dryden is also the founder of Dryden Capital Management, LLC, a private investment firm that invests in and builds private companies, and has served as its President since March 2013. Mr. Dryden has also been Vice Chairman of CDS Logistics Management, Inc., one of the largest providers of home improvement product delivery services in the United States, since 2009. From August 2005 to February 2013, Mr. Dryden worked in Citigroup’s Investment Banking division in New York, most recently as a Managing Director where he led the coverage effort for a number of the firm’s Global Technology, Media and Telecommunications clients. From 2000 to 2005, Mr. Dryden held the titles of Associate and Vice President at Jefferies & Company, a middle market investment banking firm. From 1998 to 2000, Mr. Dryden worked in the investment banking group at BB&T Corporation. Mr. Dryden holds a B.S. in Business Administration with a dual concentration in finance and management from the University of Richmond.

We determined that Mr. Dryden’s corporate finance and public company experience qualifies him to serve as a director on Cision’s board of directors.

Mark D. Ein. Mr. Ein currently is currently the Chairman, Chief Executive Officer and a Director of Capitol Investment Corp. IV, a blank check company formed for the purpose of effecting a business combination with another company. Mr. Ein is an investor, entrepreneur and philanthropist, who has created, acquired, invested in and built a series of growth companies across a diverse set of industries over the course of his 25-year career. From July 2015 until June 2017, Mr. Ein was the Chairman of the Board, Chief Executive Officer, and a Director of Capitol III Acquisition Corp. III. Since the closing of the business combination, Mr. Ein has continued to serve as a director of Capitol Acquisition Corp. III (now known as Cision Ltd.). From August 2010 to July 2015, Mr. Ein was the Chairman of the Board, Chief Executive Officer, Treasurer and Secretary of Capitol II. Capitol II completed its business combination with Lindblad Expeditions, Inc. in July 2015. Since the closing of the business combination, Mr. Ein has continued to serve as the Chairman of the Board of Capitol II (and now post-merger Lindblad Expeditions Holdings, Inc.). From June 2007 to October 2009, Mr. Ein was the Chief Executive Officer and Director of Capitol I. Capitol I completed its business combination with Two Harbors Investment Corp., a Maryland real estate investment trust, in October 2009. From October 2009 to May 2015, Mr. Ein served as the Non-Executive Vice Chairman of Two Harbor’s board of directors. Mr. Ein is the Founder of Venturehouse Group, LLC, a holding company that creates, invests in and builds companies, and has served as its Chairman and Chief Executive Officer since 1999. Venturehouse’s portfolio includes or has included the seed investment in Matrics Technologies in August 2000 (sold to Symbol Technologies in September 2004), the lead investment in the buyout of Cibernet Corporation from the CTIA in March 2003 (sold to MACH S.à.r.l. in April 2007), the acquisition of VSGi from Net2000 Communications, and an early investment in XM Satellite Radio. He has also been the President of Leland Investments Inc., a private investment firm, since 2005. Mr. Ein is Co-Chairman of Kastle Holding Company LLC, which through its subsidiaries conducts the business of Kastle Systems, LLC, a provider of building and office security systems that was acquired in January 2007. An entity owned by Mr. Ein is also the majority owner and managing member of Kastle Holding Company LLC. In 2008, Mr. Ein founded and is the owner of the Washington Kastles, the World Team Tennis franchise in Washington, D.C., that has won the league championship six times in its nine years in the league. In March, 2017, Mr. Ein led the acquisition of World TeamTennis LLC, the professional team tennis league of which the Washington Kastles are a franchisee, from Billie Jean King and is now its Chairman. Previously in his career, Mr. Ein worked for The Carlyle Group, Brentwood Associates, and Goldman, Sachs & Co. Mr. Ein is the Chairman of the Board of VSGi, a provider of videoconferencing services. Mr. Ein is also the Chairman of the Board of the District of Columbia Public Education Fund and Vice President of the board of directors of the United States Tennis Association and a member of the boards of the District of Columbia College Access Program (DC-CAP) and the International Tennis Hall of Fame. He was appointed by Mayor Vincent Gray to be a member of the D.C. Tax Revision Commission and also serves on the Executive Committee of the Federal City Council. Mr. Ein received a B.S. in Economics with a concentration in Finance from the University of Pennsylvania’s Wharton School of Finance and an M.B.A. from the Harvard Business School.

We determined that Mr. Ein’s public company experience, operational experience and his business contacts qualifies him to serve as a director on Cision’s board of directors.

Stephen P. Master. Mr. Master joined GTCR in January 2008 and became a Vice President in September 2012. Prior to joining GTCR, Mr. Master worked as an Analyst in the Telecommunications and Mergers & Acquisitions groups at UBS Investment Bank from June 2006 to December 2007. He holds an MBA with honors from the University of Chicago and a BA summa cum laude from Northwestern University in mathematical methods in the social sciences and economics. He is currently a Director of Cision, Inteliquent, Beeline and Park Place and played an instrumental role in GTCR’s investment in Landmark Aviation. He was previously a Director of Protection 1.

We determined that Mr. Master’s experience in finance and in advising similar companies qualifies him to serve as a director on Cision’s board of directors.

Stuart J. Yarbrough. Mr. Yarbrough’s professional experience includes over 24 years in public accounting, primarily with Ernst & Young and BDO Seidman, LLP. Since June 2008, Mr. Yarbrough has been a private investor. From February 2007 through its final distributions during June 2008, Mr. Yarbrough served as the chief executive officer of 3Point Capital Partners, a private equity firm. From 1994 through February 2007, Mr. Yarbrough was a principal at CrossHill Financial Group Inc., a company he co-founded, which provided investment banking services and venture debt financing to growth companies. Mr. Yarbrough previously served on the board of directors of Solera Holdings, Inc. and DigitalNet Holdings, Inc., as well as several other public companies. Mr. Yarbrough has a B.A. in management sciences from Duke University.

We determined Mr. Yarbrough’s extensive practical and management experience in public accounting and corporate finance, as well as leadership expertise through his directorship roles in public companies, including service on audit and other board of directors committees, qualifies him to serve as a director on Cision’s board of directors.

Board Designees

The board is comprised of eight persons, including Messrs. Ein and Dryden and three persons designated by Canyon Holdings (Cayman), L.P. (“Cision Owner”). Messrs. Anderson, Canfield and Master have been designated by Cision Owner as its three designees under that certain director nomination agreement, dated as of June 29, 2017, by and among us, Cision Owner and certain investment vehicles affiliated with GTCR LLC (the “Nominating Agreement”). There is one vacancy on the board.

Family Relationships

There are no family relationships between any of Cision’s executive officers and directors or director nominees.

Classified Board of Directors

The directors are divided into three (3) classes designated as Class I, Class II and Class III. At the 2018 annual general meeting of shareholders, the term of office of the Class I directors shall expire and Class I directors shall be elected for a full term of three (3) years. At the 2019 annual general meeting of shareholders, the term of office of the Class II directors shall expire and Class II directors shall be elected for a full term of three (3) years. At the 2020 annual general meeting of shareholders, the term of office of the Class III directors shall expire and Class III directors shall be elected for a full term of three (3) years. At each succeeding annual general meeting of shareholders, directors shall be elected for a full term of three (3) years to succeed the directors of the class whose terms expire at such annual general meeting.

Our directors are divided among the three classes as follows, in each case, until their successors are elected and qualified:

•	Dyson Dryden and Stephen P. Master are Class I directors serving until the general meeting of shareholders to be held in 2018;

•	Stuart J. Yarbrough and Kevin Akeroyd are Class II directors serving until the general meeting to be held in 2019; and

•	Mark D. Ein, Mark M. Anderson and Philip A. Canfield will be Class III directors serving until the general meeting to be held in 2020.

Controlled Company Status

For purposes of New York Stock Exchange rules, we are a “controlled company.” Controlled companies under those rules are companies of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company. Cision Owner controls more than 50% of the voting power of Cision’s Ordinary Shares and has certain director nomination rights. Accordingly, it is anticipated that Cision will be eligible to, and the parties intend to, take advantage of certain exemptions from corporate governance requirements provided in the New York Stock Exchange rules. Specifically, as a controlled company, Cision is not be required to have (1) a majority of independent directors, (2) a Nominating and Corporate Governance Committee composed entirely of independent directors, (3) a Compensation Committee composed entirely of independent directors or (4) an annual performance evaluation of the Nominating and Corporate Governance Committee and Compensation Committee. Cision may not have a majority of independent directors, its Compensation, Nominating and Corporate Governance Committee may not consist entirely of independent directors and such committees may not be subject to annual performance evaluations. Accordingly, you will not have the same protections afforded to shareholders of listed companies that are subject to all of the applicable corporate governance requirements. In the event that Cision ceases to be a controlled company, it will be required to comply with those requirements within specified transition periods.

The controlled company exemption does not modify the independence requirements for the audit committee, and Cision must comply with the requirements of the New York Stock Exchange rules with respect thereto.

Risk Oversight

Our board of directors oversees the risk management activities designed and implemented by our management. Our board of directors executes its oversight responsibility both directly and through its committees. Our board of directors also considers specific risk topics, including risks associated with our strategic initiatives, business plans and capital structure. Our management, including our executive officers, is primarily responsible for managing the risks associated with operation and business of the company and will provide appropriate updates to the board of directors and the audit committee. Our board of directors delegates to the audit committee oversight of its risk management process, and our other committees also consider risk as they perform their respective committee responsibilities. All committees report to the board of directors as appropriate, including when a matter rises to the level of material or enterprise risk.

Meetings and Committees of the Board of Directors

Cision has established a separately standing audit committee, corporate governance and nominating committee and compensation committee.

Audit Committee Information

Cision has established an audit committee comprised of independent directors. The audit committee consists of Stuart J. Yarbrough, Mark D. Ein and L. Dyson Dryden. Each of the member of the audit committee is independent under the applicable listing standards. The audit committee has a written charter. The purpose of the audit committee is, among other things, to appoint, retain, set compensation of, and supervise Cision’s independent accountants, review the results and scope of the audit and other accounting related services and review Cision’s accounting practices and systems of internal accounting and disclosure controls.

Financial Experts on Audit Committee

The audit committee is and at all times will be composed exclusively of “independent directors,” as defined for audit committee members under the New York Stock Exchange listing standards and the rules and regulations of the SEC, who are “financially literate.” “Financially literate” generally means being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. In addition, Cision is required to certify to the exchange that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication.

Stuart J. Yarbrough serves as a financial expert on the Audit Committee.

Corporate Governance and Nominating Committee Information

Cision has established a corporate governance and nominating committee of the board of directors comprised of Mark M. Anderson, L. Dyson Dryden and Stephen P. Master. Each member of the corporate governance and nominating committee is independent under the applicable listing standards. The corporate governance and nominating committee has a written charter. The corporate governance and nominating committee is responsible for overseeing the selection of persons to be nominated to serve on Cision’s board of directors.

Guidelines for Selecting Director Nominees

The corporate governance and nominating committee considers persons identified by its members, management, stockholders, investment bankers and others. The guidelines for selecting nominees, which are specified in the corporate governance and nominating committee charter, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The corporate governance and nominating committee considers a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The corporate governance and nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The corporate governance and nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Compensation Committee Information

The board of directors of Cision has established a compensation committee consisting of independent directors. The Compensation Committee consists of Mark M. Anderson, Philip A. Canfield and Mark D. Ein. The compensation committee has a written charter. The purpose of the compensation committee will be to review and approve compensation paid to Cision’s officers and directors and to administer Cision’s incentive compensation plans, including authority to make and modify awards under such plans.

Any award made pursuant to an individual subject to the requirements of Section 16 of the Exchange Act must consist of a committee of two or more members of the board who are “nonemployee directors” as defined in Rule 16b-3(d)(1) under the Exchange Act.

Code of Ethics

Cision has adopted a Code of Ethics that applies to all of its employees, officers and directors. This includes Cision’s principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. The full text of Cision’s Code of Ethics is posted on its website at www.cision.com. Cision intends to disclose on its website any future amendments of the Code of Ethics or waivers that exempt any principal executive officer, principal financial officer, principal accounting officer or controller, persons performing similar functions, or Cision’s directors from provisions in the Code of Ethics.

Compensation Committee Interlocks and Insider Participation

None of the members of the compensation committee is currently, or has been at any time, one of Cision’s officers or employees. None of Cision’s executive officers currently serves, or has served during the last year, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of Cision’s board of directors or compensation committee.

Shareholder and Interested Party Communications

Cision’s board of directors does not provide a process for shareholders or other interested parties to send communications to the board of directors because management believed that it was premature to develop such processes given the limited liquidity of Holdings’ Ordinary Shares at that time. However, management of Cision may establish a process for shareholder and interested party communications in the future.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires all directors and certain executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC within specified due dates reports of ownership and reports of changes of ownership of our ordinary shares and our other equity securities. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on reports and written representations furnished to us by these persons, we believe that all directors and relevant executive officers complied with these filing requirements during 2017.

Item 11.	Executive Compensation

Overview

Our “Named Executive Officers” for the year ended December 31, 2017 include Kevin Akeroyd, our Chief Executive Officer, and Whitney Benner and Jason Edelboim, our two most highly compensated executive officers who were serving as executive officers as of December 31, 2017 (collectively, the “Named Executive Officers”).

Our compensation policies and philosophies are designed to align compensation with business objectives and the creation of stockholder value, while also enabling us to attract, motivate and retain individuals who contribute to our long-term success. We believe our executive compensation program must be competitive in order to attract and retain executive officers. We seek to implement compensation policies and philosophies by linking a significant portion of executive officers’ cash compensation to performance objectives and have historically provided a portion of their compensation as long-term incentive compensation in the form of equity awards in Cision Owner.

To date, the compensation of our Named Executive Officers has consisted of a base salary, an annual cash incentive bonus, equity compensation in Cision Owner and health and welfare benefits. Pursuant to their employment agreements, the Named Executive Officers are also eligible to receive certain payments and benefits upon a termination of employment under certain circumstances. Each of our executive officers, along with certain other members of our management, have been given the opportunity to receive grants of equity in Cision Owner pursuant to the Agreement of Exempted Limited Partnership of Cision Owner (as amended from time to time, the “Cision Owner Partnership Agreement.” GTCR established the Cision Owner Partnership Agreement to align the interests of our executive officers and management investors with those of our other equity investors and to encourage our executive officers and management investors to continue to operate the business in a manner that enhances our equity value.

Cision Owner has historically determined all of the components of compensation of our executive officers. As a publicly-traded company, our compensation committee is responsible for making compensation decisions and evaluating our compensation program as circumstances require. As part of our ongoing evaluation, it is expected that the compensation committee will apply Cision’s policies and philosophies described above.

Compensation Tables

The following table presents summary information regarding the total compensation for the years ended December 31, 2017 and 2016 for the Named Executive Officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(1)		Nonequity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)

Kevin Akeroyd	2017	475,000		—		—		311,838	9,628	796,466
Chief Executive Officer	2016	197,954	(3)	370,000	(4)	3,478,790	(5)	98,959	—	4,145,703

Whitney Benner	2017	243,338		173,813	(6)	—		63,900	8,736	489,786
Chief Human Resources Officer

Jason Edelboim	2017	315,000		680,912	(6)	528,449	(7)	103,477	5,861	1,633,699
President, Americas

(1)	Represents the grant date fair value of such awards as determined in accordance with ASC Topic 718. For a discussion of the assumptions underlying these amounts, see Note 7 to our audited financial statements for the year ended December 31, 2017 included in the Original Filing.

(2)	Represents all other compensation paid to or earned by the Named Executive Officers. Other compensation includes group term life insurance contributions, matching 401k contributions and certain other fringe benefits.

(3)	Represents salary from August 1, 2016, Mr. Akeroyd’s start date, to December 31, 2016.

(4)	Represents a one-time cash signing bonus paid to Mr. Akeroyd.

(5)	Consists of (i) 3,091,679 Class C Units with a grant date fair market value of $ 3,108,790 and (ii) 3,700 Class A Units with a grant date fair market value of $370,000 included as part of Mr. Akeroyd’s signing bonus.

(6)	Represents a retention bonus paid in connection with our acquisition of PR Newswire.

(7)	Consists of 82,500 stock options to acquire Ordinary Shares of Cision.

Salaries

The Named Executive Officers receive a base salary to compensate them for services rendered to our company. The base salary payable to each Named Executive Officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, position and responsibilities.

Non-Equity Incentive Bonuses

Pursuant to the terms of their employment agreements, our Named Executive Officers are eligible to receive cash bonuses based on their performance and the performance of the company and its subsidiaries. Although we do not have a formal plan in place, the board sets performance targets at the beginning of each fiscal year and communicates these targets to our Named Executive Officers. Each Named Executive Officer’s performance bonus for the year ended December 31, 2017 was determined based on achievement of Corporate and Global Revenue goals and EBITDA goals.

Incentive Unit Awards

Prior to the formation of Cision, Cision Owner granted newly-hired Named Executive Officers an interest in Cision Owner by awarding Class C Units of Cision Owner (“Class C Units”) pursuant to the Cision Owner Partnership Agreement. The Class C Units were reserved for issuance by Cision Owner for incentive purposes at the discretion of the general partner of Cision Owner, subject to certain approvals.

Class C Units were awarded to the Named Executive Officers in 2016, 2015 and 2014 for no consideration and are subject to a participation threshold determined by the general partner of Cision Owner. The Class C Units are subject to the terms of the respective agreements with the executives, but generally vest over a four-year period in annual or quarterly increments following the date of grant, contingent on the individual continuing to provide services to the company. These awards have a fixed-dollar threshold as stated in the respective award agreements that provides the holder an interest only in the appreciation in value of the company over this stated amount (a “Participation Threshold”).

Upon termination of employment of the respective holder, the unvested Class C Units are forfeited and the vested Class C Units are subject to repurchase by Cision Owner at a price equal to the fair market value of the award on the date of repurchase.

We believe that overall business success creates meaningful value to both unit holders and, through their equity holdings, Cision’s executives. The Class C Units are designed as “profits interests” within the meaning of Revenue Procedures 93-27 and 2001-43, and provide an immediate and significant alignment between our Named Executive Officers and Cision’s business. Prior to the Business Combination, Cision Owner followed the practice of awarding Class C Units at or near the time of hire and when deemed appropriate to further demonstrate commitment and reinforcement of value creation. The number of Class C Units granted to each of Cision’s Named Executive Officers was not determined pursuant to any formulaic equation or benchmarking to any peer groups; rather, the number of Class C Units was determined by the general partner of Cision Owner in its sole discretion, after taking into account discussions with the Cision management team and overall retention goals.

As profits interests, the Class C Units have no value for tax purposes on the date of grant, but instead are designed to gain value only after Cision Owner has realized a certain level of returns for the holders of its “Class A Units” (as defined in Cision Owner Partnership Agreement). Distributions will be made first to holders of Class A Units until those holders have received a full return on their capital contributions to Cision Owner plus a specified yield calculated in accordance with the Cision Owner Partnership Agreement. Once Class A Unit holders have received these amounts, the holders of Class C Units are generally entitled to participate in any distributions together with the holders of Cision Owner’s “Class B Units” (as defined in the Cision Owner Partnership Agreement) in the proportions set forth in the Cision Owner Partnership Agreement, provided that no Class C Unit is entitled to any portion of a distribution until the Participation Threshold with respect to such unit has been realized. The threshold value of each Class C Unit is based on the liquidation value of the equity of Cision Owner at the date of the grant.

2017 Omnibus Incentive Plan

Our shareholders adopted and approved an omnibus incentive plan (the “2017 Omnibus Incentive Plan”) in connection with the Business Combination. During the year ended December 31, 2017, Jason Edelboim was our only Named Executive Officer who received grants under the 2017 Omnibus Incentive Plan.

Outstanding Equity Awards At Fiscal Year End – Interests in Cision Owner

The following table summarizes, for each of the Named Executive Officers, the number of Class C Units of Cision Owner held as of December 31, 2017.

Name and Principal Position	# Shares or Units of Stock that have not vested (#)(1)		Market Value # Share or Units of Stock that have not vested ($)(2)	# Unearned Shares, Units or Other Rights that have not vested (#)	Payout Value of Unearned Shares, Units or other Rights that have not vested ($)

Kevin Akeroyd, CEO	1,932,299	(3)	5,352,468	—	—

Whitney Benner Chief Human Resources Officer	168,750	(4)	467,438	—	—

Jason Edelboim President, Americas	168,750	(4)	467,438	—	—

(1)	Represents unvested Class C Units of Cision Owner.

(2)	There is no established public trading market for the Class C Units of Cision Owner. The value of the Class C Units at December 31, 2016 was $2.77 per Class C Unit based on a valuation analysis of the Fair Market Value of such units. For each Named Executive Officer, the participation threshold at which such units will participate in distributions has not been deducted from the fair market value of the applicable units. Mr. Akeroyd’s participation threshold for all his Class C Units is $3.09. The participation threshold for all of the Class C Units held by Ms. Benner and Mr. Edelboim is $4.25. See “—Incentive Unit Awards” above. These values may not reflect the value actually realized by the Named Executive Officers upon vesting.

(3)	Mr. Akeroyd’s Class C Units vest over a four-year period at quarterly intervals beginning on September 30, 2016.

(4)	Each of Ms. Benner’s and Mr. Edelboim’s Class C Units vest over a four-year period at yearly intervals beginning on June 30, 2017.

Outstanding Equity Awards At Fiscal Year End – Cision Ltd. Equity Awards

The following table summarizes, for each of the Named Executive Officers, the number of Cision Ltd. equity awards held as of December 31, 2017.

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number Of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Kevin Akeroyd, CEO	—	—		—	—	—

Whitney Benner Chief Human Resources Officer	—	—		—	—	—

Jason Edelboim President, Americas	—	82,500	(1)	—	$12.78	September 22, 2027

(1)	Mr Edelboim’s options become exercisable in four equal annual installments beginning August 31, 2018.

Post-Retirement Benefits Cision US Inc. Retirement Plan

We maintain a tax-qualified defined contribution plan meeting the requirements of Section 401(k) of the Internal Revenue Code, commonly called a 401(k) plan, for substantially all of our U.S. employees through Fidelity. The 401(k) plan is available on the same terms to all of our U.S. employees, including the Named Executive Officers. Each participant can elect to contribute from 0% to 100% of his or her base salary to the 401(k) plan, subject to Internal Revenue Service and ERISA limitations. We also make matching 401(k) contributions up to a specified portion of each employee’s salary. The deferred amount is invested in accordance with the election of the participant in a variety of investment choices.

Employment Agreements

Each of the Named Executive Officers is a party to an employment agreement. Mr. Akeroyd’s employment agreement is between himself and Cision US Inc. (“Cision US”). Ms. Benner’s employment agreement is between herself and PR Newswire Association, LLC (“PR Newswire”). Mr. Edelboim’s employment agreement is between himself and PR Newswire. The following summary sets forth the material terms of the Named Executive Officer’s existing employment agreements.

Kevin Akeroyd

The employment agreement with Kevin Akeroyd provides that Mr. Akeroyd will serve as the Chief Executive Officer of Cision US. The term of Mr. Akeroyd’s employment commenced on August 1, 2016 and will continue until (i) Mr. Akeroyd’s resignation, death or disability or (ii) Cision terminates his employment with or without Cause. On June 29, 2017, in connection with the consummation of the Business Combination, Cision US entered into an amended employment agreement with Mr. Akeroyd in order to remove Cision Owner as a party to Mr. Akeroyd’s employment agreement. The terms of Mr. Akeroyd’s employment were not substantially modified by such amendment. Mr. Akeroyd’s base salary is set at $475,000 per year and is subject to annual increase as approved by Cision’s board of directors.

Subject to continued employment, Mr. Akeroyd will be eligible to receive an annual bonus in an amount up to 100% of his base salary, as determined by Cision’s board of directors based upon Mr. Akeroyd’s performance and the performance of Cision, Cision US and the other subsidiaries of Cision relative to financial, operating and other objectives mutually agreed upon by Cision’s board of directors and Mr. Akeroyd. In addition, Mr. Akeroyd is entitled to such other benefits as are approved by Cision’s board of directors and made generally available to all senior management of Cision and Cision US.

If Mr. Akeroyd’s employment is terminated for any reason, Mr. Akeroyd is entitled to receive:

•	any earned but unpaid portion of his base salary through the date of such termination, subject to withholding and other appropriate deductions;

•	reimbursement for expenses accrued during employment, subject to and in accordance with, Cision US’s expense reimbursement policy;

•	any earned but unpaid annual bonus relating to any prior period; and

•	any vested benefits (including vacation) accrued through the date of such termination in accordance with applicable law or the governing agreement, plan or policy rules (together, the “Akeroyd Accrued Obligations”).

If Mr. Akeroyd’s employment is terminated by resignation with Good Reason or by Cision’s board of directors without Cause, then, in addition to the Akeroyd Accrued Obligations, during the 12-month period commencing on the date of termination (the “Akeroyd Severance Period”), (x) Cision US shall pay to Mr. Akeroyd an aggregate amount equal to 100% of his annual base salary, and (y) Cision US shall pay the premiums for Mr. Akeroyd’s continued coverage under Cision US’s health benefit plan during the Akeroyd Severance Period (subject to certain limitations).

In the event of Mr. Akeroyd’s resignation, if at the time of such resignation Cision US had the right to terminate Mr. Akeroyd’s employment with Cause, then Cision US may elect to treat such resignation as a termination of Mr. Akeroyd’s employment by Cision US with Cause.

Mr. Akeroyd’s employment agreement also contains provisions relating to obligations to maintain confidentiality, ownership of property developed during employment, third-party information, use of information of prior employers and non-solicitation of Cision US’s employees for a period of 12 months.

For purposes of Mr. Akeroyd’s employment agreement:

“Cause” means (i) (a) the conviction or plea of no contest for or indictment on a felony or a crime involving moral turpitude or (b) the commission of any other act or omission involving (x) dishonesty that is reasonably likely to materially and adversely affect Cision or any of its subsidiaries or (y) fraud, in either case, with respect to Parent, Cision US or any of their respective subsidiaries or any of their customers, vendors or employees, (ii) substantial and repeated failure to perform duties of the office held by Mr. Akeroyd as reasonably and expressly directed by Cision’s board of directors, provided that Mr. Akeroyd shall have the opportunity to address Cision’s board of directors before a termination pursuant to this clause (ii) becomes effective, (iii) gross negligence or willful misconduct with respect to the Cision, Cision US or any of their respective subsidiaries or any of their customers, vendors or employees, (iv) conduct which could reasonably be expected to bring Cision, Cision US or any of their respective subsidiaries into substantial public disgrace or disrepute, (v) any breach by Mr. Akeroyd of the confidentiality or non-solicitation provisions of his agreement and/or (vi) a failure to observe Cision’s, Cision US’s or any of their respective subsidiaries’ policies or standards regarding employment practices (including, without limitation, nondiscrimination and sexual harassment policies) as approved by Cision’s board of directors from time to time.

“Good Reason” means (i) a material reduction in Mr. Akeroyd’s then effective annual base salary, (ii) a material diminution in Mr. Akeroyd’s title, (iii) the assignment of duties to Mr. Akeroyd materially inconsistent with his position or (iv) the relocation by Cision US of Mr. Akeroyd’s principal office to a location which is more than 50 miles outside of the San Jose metropolitan area, in each case, without the prior written consent of Mr. Akeroyd.

Whitney Benner

The employment agreement with Whitney Benner provides that Ms. Benner will serve as the Chief Human Resources Officer of PR Newswire. The term of Ms. Benner’s employment will continue until (i) Ms. Benner’s resignation (upon 30 days’ prior written notice to PR Newswire), death or disability or (ii) PR Newswire terminates her employment with or without Cause. On January 9, 2018, PR Newswire entered into an amended employment agreement with Ms. Benner in order to remove Cision Owner as a party to Ms. Benner’s employment agreement. The terms of Ms. Benner’s employment were not substantially modified by such amendment.

For each fiscal year beginning in 2017, subject to continued employment through the last day of such fiscal year, Ms. Benner will be eligible to receive an annual bonus in an amount up to 40% of her base salary, as determined by PR Newswire based upon Ms. Benner’s performance and the performance of PR Newswire and its subsidiaries relative to financial, operating and other objectives set by PR Newswire. In addition, Ms. Benner is entitled to such other benefits as are approved by PR Newswire and made generally available to all senior management of PR Newswire.

If Ms. Benner’s employment is terminated for any reason, Ms. Benner is entitled to receive:

•	any earned but unpaid portion of her base salary through the date of such termination, subject to withholding and other appropriate deductions;

•	reimbursement for reasonable and documents expenses accrued during employment, subject to and in accordance with, PR Newswire’s expense reimbursement policy;

•	any earned but unpaid annual bonus relating to any prior fiscal year; and

•	any vested benefits (including vacation, but excluding severance-type benefits) accrued through the date of such termination in accordance with applicable law or the governing agreement, plan or policy rules (together, the “Benner Accrued Obligations”).

If Ms. Benner’s employment is terminated by PR Newswire without Cause, then, in addition to the Benner Accrued Obligations, (1) PR Newswire will give Ms. Benner three months prior notice of such termination, during which period Ms. Benner will assist as reasonably required by PR Newswire to transition her duties and train any successor, and during which period PR Newswire may, in its absolute discretion, (A) place Ms. Benner on garden leave and require Ms. Benner not to come into the office, or (B) elect to provide Ms. Benner payment of her base salary and premiums for continued coverage under PR Newswire’s health benefit plans in lieu of all or any portion of such three month notice period, which payment shall be made in installments on PR Newswire’s regular payroll dates unless otherwise agreed between Ms. Benner and PR Newswire and during which time no bonus eligibility will accrue; (2) during the nine month period commencing on the date of termination, PR Newswire shall continue to pay Ms. Benner at her base salary rate, payable in equal installments on PR Newswire’s regular salary payment dates as in effect on the date of the separation (the “Benner Severance Payments” and any period during which the Benner Severance Payments are payable, each a “Benner Severance Period”); and (3) PR Newswire shall pay the premiums for Ms. Benner’s continued coverage under PR Newswire’s health benefit plans during the Benner Severance Period (subject to certain limitations, the “Benner Severance Benefits”). In addition, PR Newswire shall have the option, by delivering written notice to Ms. Benner at least 60 days prior to the end of the then applicable Benner Severance Period, to extend the Benner Severance Period for up to two additional six month periods (i.e., through the 21 month anniversary of the date of separation) during which period PR Newswire shall continue to pay the Benner Severance Payments at the same annual rate (pro-rated as applicable) and provide the Benner Severance Benefits.

Ms. Benner’s employment agreement also contains provisions relating to obligations to maintain confidentiality, ownership of property developed during employment, third-party information and use of information of prior employers, as well as non-competition and non-solicitation covenants which remain in effect during the term of Ms. Benner’s employment plus either (i) the Benner Severance Period, if she is terminated without Cause, or (ii) the 12-month period immediately following Ms. Benner’s termination, if she is terminated under any other circumstance.

For purposes of Ms. Benner’s employment agreement:

“Cause” means (i) the commission of a felony or a crime involving moral turpitude or the commission of any other act or omission involving dishonesty or fraud with respect to PR Newswire, Cision or any of their respective subsidiaries or any of their customers, vendors or employees, (ii) substantial and repeated failure to perform duties of the office held by Ms. Benner as reasonably directed by an executive to whom Ms. Benner directly or indirectly reports or by PR Newswire, (iii) gross negligence or willful misconduct with respect to PR Newswire, Cision or any of their respective subsidiaries or any of their customers, vendors or employees, (iv) conduct which could reasonably be expected to bring PR Newswire, Cision or any of their respective subsidiaries into substantial public disgrace or disrepute, (v) any breach by Ms. Benner of the confidentiality, non-competition or non-solicitation provisions of her agreement and/or (vi) a failure to observe policies or standards regarding employment practices (including, without limitation, nondiscrimination and sexual harassment policies) as approved by PR Newswire from time to time.

Jason Edelboim

The employment agreement with Jason Edelboim provides that Mr. Edelboim will serve as the President, PRN Americas, of PR Newswire. The term of Mr. Edelboim’s employment will continue until (i) Mr. Edelboim’s resignation (upon 30 days’ prior written notice to PR Newswire), death or disability or (ii) PR Newswire terminates his employment with or without Cause. On October 3, 2017, PR Newswire entered into an amended employment agreement with Mr. Edelboim in order to remove Cision Owner as a party to Mr. Edelboim’s employment agreement. The terms of Mr. Edelboim’s employment were not substantially modified by such amendment.

For fiscal year 2016, subject in its entirety without pro-ration to continued employment through the last day of 2016, Mr. Edelboim was eligible for an annual bonus in an amount up $165,006. For each fiscal year beginning in 2017, subject to continued employment through the last day of such fiscal year, Mr. Edelboim will be eligible to receive an annual bonus in an amount up to 50% of his base salary, as determined by PR Newswire based upon Mr. Edelboim’s performance and the performance of PR Newswire and its subsidiaries relative to financial, operating and other objectives set by PR Newswire. On June 16, 2018 (the “Retention Bonus Date”), Mr. Edelboim will also receive (i) a one-time cash bonus in an amount of $150,000 (such bonus, the “Time Based Component”) and (ii) a one-time cash bonus in the amount of $150,000 (such amount, the “Performance Based Component”), in recognition of having achieved the management best case performance for revenue and EBITDA as disclosed to Cision US in connection with the sale of PR Newswire to Cision US; in each case subject to Mr. Edelboim’s continued employment with PR Newswire through and on the Retention Bonus Date. If PR Newswire terminates Mr. Edelboim without Cause prior to the Retention Bonus Date, Mr. Edelboim will receive (i) a pro-rated portion, to the extent earned, of the Time Based Component, and (ii) 100% of the Performance Based Component, in each case, as a lump sum payment payable within 30 days of such without Cause termination. In addition, Mr. Edelboim is entitled to such other benefits as are approved by PR Newswire and made generally available to all senior management of PR Newswire.

If Mr. Edelboim’s employment is terminated for any reason, Mr. Edelboim is entitled to receive:

•	any earned but unpaid portion of his base salary through the date of such termination, subject to withholding and other appropriate deductions;

•	reimbursement for reasonable and documents expenses accrued during employment, subject to and in accordance with, PR Newswire’s expense reimbursement policy;

•	any earned but unpaid annual bonus relating to any prior fiscal year; and

•	any vested benefits (including vacation, but excluding severance-type benefits) accrued through the date of such termination in accordance with applicable law or the governing agreement, plan or policy rules (together, the “Edelboim Accrued Obligations”).

If Mr. Edelboim’s employment is terminated by PR Newswire without Cause, then, in addition to the Edelboim Accrued Obligations, (1) PR Newswire will give Mr. Edelboim three months prior notice of such termination, during which period Mr. Edelboim will assist as reasonably required by PR Newswire to transition his duties and train any successor, and during which period (x) PR Newswire will continue to pay Mr. Edelboim’s base salary and premiums for continued coverage under PR Newswire’s health benefit plans (which payment shall be made in installments on PR Newswire’s regular payroll dates unless otherwise agreed between Mr. Edelboim and PR Newswire), (y) no bonus eligibility will accrue for the entire calendar year in which Mr. Edelboim has been terminated and (z) PR Newswire may, in its absolute discretion, place Mr. Edelboim on garden leave and require Mr. Edelboim not to come into the office; (2) during the nine month period commencing on the date of termination, PR Newswire shall continue to pay Mr. Edelboim at his base salary rate, payable in equal installments on PR Newswire’s regular salary payment dates as in effect on the date of the separation (the “Edelboim Severance Payments” and any period during which the Edelboim Severance Payments are payable, each a “Edelboim Severance Period”); (3) PR Newswire shall pay the premiums for Mr. Edelboim’s continued coverage under PR Newswire’s health benefit plans during the Edelboim Severance Period (subject to certain limitations, the Edelboim Severance Benefits”); and (4) PR Newswire shall provide reimbursement of Mr. Edelboim’s reasonable documented costs for outplacement, career search, executive coaching or similar services, comparable to what has been customarily provided to similarly situated executives of PR Newswire, and such reimbursement shall be made to Mr. Edelboim by PR Newswire within 30 days after presentation of such costs, in accordance with PR Newswire’s company policy, to PR Newswire. In addition, PR Newswire shall have the option, by delivering written notice to Mr. Edelboim at least 60 days prior to the end of the then applicable Edelboim Severance Period, to extend the Edelboim Severance Period for up to two additional six month periods (i.e., through the 21 month anniversary of the date of separation) during which period PR Newswire shall continue to pay the Edelboim Severance Payments at the same annual rate (pro-rated as applicable) and provide the Edelboim Severance Benefits.

Mr. Edelboim’s employment agreement also contains provisions relating to obligations to maintain confidentiality, ownership of property developed during employment, third-party information and use of information of prior employers, as well as non-competition and non-solicitation covenants which remain in effect during the term of Mr. Edelboim’s employment plus either (i) the Edelboim Severance Period, if he is terminated without Cause, or (ii) the 12-month period immediately following Mr. Edelboim’s termination if he is terminated under any other circumstance.

The definition of “Cause” in Mr. Edelboim’s employment agreement is substantially identical to the definition of “Cause” in Ms. Benner’s employment agreement, described above.

Director Compensation

No directors received compensation for their services as director for the years ended December 31, 2017 or 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of April 26, 2018 regarding the beneficial ownership of Cision’s Ordinary Shares by:

•	Each person known to be the beneficial owner of more than 5% of Cision’s outstanding Ordinary Shares;

•	Each director and each of Cision’s principal executive officers and two other most highly compensated executive officers (“named executive officers”); and

•	All current executive officers and directors as a group.

Unless otherwise indicated, Cision believes that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Approximate Percentage of Outstanding Ordinary Shares(2)

Directors and Executive Officers
Kevin Akeroyd	—	(3)	—
Whitney Benner	—	(3)	—
Jason Edelboim	—	(3)	—

Mark D. Ein	8,454,412	(4)	6.6%
L. Dyson Dryden	2,818,137	(5)	2.2%
Stephen P. Master	—	(6)(7)	—
Stuart J. Yarbrough	—		—
Mark M. Anderson	—	(6)(7)	—
Philip A. Canfield	—	(6)(7)	—
All directors and executive officers as a group (16 individuals)	13,007,818	(3)(8)	10.0%
Five Percent Holders:
Baron Capital Group, Inc.	6,798,252	(9)	5.5%
Cision Owner	80,370,050	(6)(7)(10)	63.6%
Capital Acquisition Management 3 LLC	8,454,412	(11)	6.6%
T. Rowe Price Associates, Inc.	6,472,150	(12)	5.2%

(1)	Unless otherwise indicated, the business address of each of the individuals is 130 East Randolph St., 7th Floor, Chicago, IL 60601.

(2)	The percentage of beneficial ownership of Cision is calculated based on 124,370,191 Ordinary Shares outstanding. The amount of beneficial ownership for each individual or entity includes shares of common stock issuable in respect of Private Warrants. Unless otherwise indicated, Cision believes that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them as of the date indicated.

(3)	All of our executive officers other than Yujie Chen hold equity interests in Cision Owner pursuant to the Cision Owner Partnership Agreement. These executive officers have neither a controlling interest in Cision Owner nor direct or indirect voting or dispositive power with respect to Ordinary Shares of Cision held of record by Cision Owner. See “Executive Compensation—Incentive Unit Awards.”

(4)	Represents shares held by Leland Investments Inc. (“Leland”), an entity controlled by Mr. Ein, and Capitol Acquisition Management 3 LLC, of which is the sole member. Includes 4,324,307 shares issuable upon exercise of Private Warrants.

(5)	Represents shares held by Capitol Acquisition Founder 3 LLC, an entity controlled by Mr. Dryden. Includes 1,441,436 shares issuable upon exercise of Private Warrants.

(6)	Voting and dispositive power with respect to the Ordinary Shares held by Cision Owner is exercised by its general partner, Canyon Partners, Ltd., which is controlled by a majority vote of its ten-member board of directors (“Canyon Board of Directors”). GTCR Investment X AIV Ltd. (“GTCR AIV”) as the sole shareholder of Canyon Partners, Ltd. may be deemed to share voting and dispositive power over the Ordinary Shares held by Cision Owner. GTCR AIV is managed by a ten-member board of Directors (the “AIV Board of Directors”) comprised of Mark M. Anderson, Craig A. Bondy, Philip A. Canfield, Aaron D. Cohen, Sean L. Cunningham, David A. Donnini, Constantine A. Mihas, Collin E. Roche, Lawrence C. Fey IV and Benjamin J. Daverman. Each of the foregoing entities and the individual members of each of the Canyon Board of Directors and the AIV Board of Directors disclaim beneficial ownership of the shares held of record by Cision Owner except to the extent of his, her or its pecuniary interest. The address for Cision Owner, Canyon Partners, Ltd. and GTCR AIV is c/o GTCR Golder Rauner II, LLC, 300 North LaSalle Street, Suite 5600, Chicago, Illinois 60654.

(7)	Messrs. Canfield and Anderson are Managing Directors of GTCR LLC, and Mr. Master is a Vice President of GTCR LLC. Each of Messrs. Canfield, Anderson and Master disclaims beneficial ownership of any units of Cision Owner beneficially owned by Canyon Partners, Ltd. and GTCR AIV, except to the extent of his indirect pecuniary interest.

(8)	Includes an aggregate of 5,765,743 Ordinary Shares issuable upon exercise of Private Warrants held by Messrs. Ein or Dryden.

(9)	The business address of Baron Capital Group, Inc. is 767 Fifth Avenue, 49th Floor, New York, NY 10153. Information derived from a Schedule 13G filed on February 14, 2018.

(10)	Includes 2,032,043 Ordinary Shares issuable upon exercise of Private Warrants.

(11)	Includes (a) 4,118,240 Ordinary Shares and 4,324,307 shares issuable upon exercise of Warrants held by Capitol Acquisition Management 3 LLC and (b) 11,865 shares held by Leland.

(12)	The business address of T. Rowe Price Associates, Inc. is 100 E. Pratt Street, Baltimore, MD 21202. Information derived from a Schedule 13G filed on February 14, 2018.

The following table sets forth information about securities authorized for issuance under Cision’s equity compensation plan as of December 31, 2017:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	726,445	$12.78	(1)	5,373,555
Equity compensation plans not approved by security holders	—	—		—
Total	726,445	$12.78	(1)	5,373,555

(1)	Weighted-average exercise price is based on 691,500 options outstanding as of December 31, 2017. The remaining securities consist of restricted stock units which do not have an exercise price.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions Policy

Cision has adopted a Related Party Transactions policy that sets forth the manner in with Cision considers, evaluates and, where appropriate, conducts transactions with Related Parties, which are defined as: (a) each director or officer of Cision; (b) any nominee for election as a director of Cision; (c) any security holder who is known to Cision to own of record or beneficially more than five percent (5%) of any class of Cision’s voting securities; and (d) any “Immediate Family Member” (as defined in Regulation S-K Item 404(a)) of any of the foregoing persons. For purposes of the Related Party Transactions policy, a “Related Party Transaction” means a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which Cision was, is or will be a participant and the amount involved will or may be expected to exceed $120,000 in any fiscal year, and in which any Related Party had, has or will have a direct or indirect material interest (including any transactions requiring disclosure under Item 404 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended). Any director, nominee for election as a director or officer who intends to enter into a Related Party Transaction shall disclose that intention and all material facts with respect to such transaction to the Audit Committee, and any other employee of Cision who intends to cause Cision to enter into any Related Party Transaction shall disclose that intention and all material facts with respect to the transaction to his or her superior, who shall be responsible for seeing that such information is reported to the Audit Committee.

The Audit Committee reviews all Related Party Transactions and approves or disapproves such transactions in advance of such transaction being given effect (subject to any permissible delegation of authority). The Audit Committee may approve the Related Party Transaction only if the Audit Committee determines in good faith that, under all of the circumstances, the transaction is in the best interests of the Company and its shareholders. In connection with approving or ratifying a Related Party Transaction, the Audit Committee shall carefully and diligently consider all of the relevant facts and circumstances relating to whether the transaction is in the best interests of Cision, including consideration of the following factors: the position within or relationship of the Related Party with Cision; the materiality of the transaction to the Related Party and Cision, including the dollar value of the transaction, without regard to profit or loss; the business purpose for and reasonableness of the transaction (including the anticipated profit or loss from the transaction), taken in the context of the alternatives available to Cision for attaining the purposes of the transaction; whether the transaction is comparable to a transaction that could be available with an unrelated party, or is on terms that Cision offers generally to persons who are not Related Parties; whether the transaction is in the ordinary course of Cision’s business and was proposed and considered in the ordinary course of business; the effect of the transaction on Cision’s business and operations, including on Cision’s internal control over financial reporting and system of disclosure controls or procedures; any additional conditions or controls (including reporting and review requirements) that should be applied to such transaction; whether the Related Party Transaction was initiated by Cision or the Related Party; the Related Party’s interest in the Related Party Transaction; and any other information regarding the Related Party Transaction or the Related Party that would be material to investors in light of the circumstances of the particular transaction.

These procedures are intended to determine whether any Related Party Transaction impairs the independence of a director or presents a conflict of interest on the part of a directors, employee or officer.

Professional Services Agreement

On May 30, 2014, Canyon Valor Companies, Inc. (formerly GTCR Valor Companies, Inc.), a wholly owned indirect subsidiary of Cision (“Cision Sub”), entered into an Amended and Restated Professional Services Agreement (the “Services Agreement”) with Cision Owner, GTCR LLC and GTCR Management X LP (“GTCR Management”) pursuant to which Cision Sub agreed to engage GTCR Management as a financial and management consultant.

Under the terms of the Services Agreement, GTCR Management provides various services to Cision Owner and its subsidiaries, including Cision Sub, such as corporate strategy, budgeting of future corporate investments and acquisition and divestiture strategies.

GTCR Management is entitled to a placement fee in connection with any equity or debt financing of Cision Owner or any of its subsidiaries (regardless of whether such financing is provided by GTCR Management or any of its affiliates), subject to certain exceptions. The Services Agreement also requires Cision Sub to pay an annual management fee to GTCR Management, unless such amounts are not permitted to be paid under the agreements governing Cision’s 2016 First Lien Credit Facility and 2016 Second Lien Credit Facility, in which case such fees automatically accrue without interest for the benefit of GTCR Management, to be paid at such time as and to the extent that such fees are permitted to be paid under such credit facilities. Cision Sub is also required to reimburse GTCR Management for reasonable travel expenses, legal fees and other out-of-pocket fees and expenses incurred by GTCR Management or its affiliates in connection with the performance of its obligations under the Services Agreement. Cision Sub has also agreed to indemnify GTCR Management and its affiliates for any losses or liabilities they incur in connection with their performance under the Services Agreement, except to the extent resulting from GTCR Management’s gross negligence or willful misconduct. Cision Sub paid fees and expense reimbursement to GTCR Management in an aggregate amount of $0.3 million, $0.6 million and $0.6 million in 2017, 2016 and 2015, respectively.

Cision and GTCR Management terminated the Services Agreement in connection with the consummation of the Business Combination.

Intercompany Capital Contributions and Loan Agreements

Prior to the consummation of the Business Combination, Cision from time to time engaged in intercompany transactions with Cision Owner, including intercompany loans. In connection with the acquisition of Bulletin Intelligence, on March 24, 2017, in exchange for a note, Cision Owner issued $7.0 million of Units of Cision Owner to a subsidiary of Cision, which Units were used as consideration for the purchase of Bulletin Intelligence. The note was repaid to Cision Owner in connection with consummation of the Business Combination.

In connection with the acquisition of PR Newswire on June 16, 2016, Cision Owner loaned $195.9 million to Cision and issued $40.0 million of Units of Cision Owner to a subsidiary of Cision, which cash and Units were used to fund the PR Newswire acquisition. Cision Owner contributed these loans to Cision in exchange for CPECs, resulting in the cancellation of these loans.

From time to time prior to the consummation of the Business Combination, Cision also issued CPECs to Cision Owner in connection with capital contributions from Cision Owner to Cision.

See “—Convertible Preferred Equity Certificates of Cision (CPECs)” and Note 2 to the Cision’s audited financial statements included in the Original Filing for a description of the CPECs. In connection with the Business Combination, Cision Owner contributed the CPECs, along with its outstanding equity in Cision, to Cision.

Convertible Preferred Equity Certificates of Cision (CPECs)

Between April 2014 and July 2016, Cision Owner entered into 11 Subscription Agreements with Cision Luxco pursuant to which Cision Luxco issued and sold Convertible Preferred Equity Certificates (“CPECs”) to Cision Owner. The CPEC’s were redeemable at any time by Cision Luxco and matured 49 years from the date of issuance. In connection with the Business Combination, Cision Owner contributed the CPECs, along with its outstanding equity in Cision Luxco, to Cision.

Gorkana Seller Notes and Management Rollover

In connection with the completion of Cision’s acquisition of Gorkana on October 21, 2014, GTCR Canyon UK Investments Limited, a subsidiary of Cision, acquired Gorkana and issued promissory notes to the sellers of Gorkana, including to Jeremy Thompson, who served as our President, EMEA, until his separation on May 31, 2017. A portion of the notes were denominated in US dollars and a portion were denominated in pounds sterling. Notes in the amounts of $617,971 and £1,726,272 were issued to Mr. Thompson. The US dollar-denominated notes bore interest at a rate of 8% per annum and were payable on demand. The pounds sterling-denominated notes were secured by the value of a cash collateral account and bore interest equal to the interest paid on the underlying cash collateral account. Concurrently with the issuance of the notes, Mr. Thompson, Cision Owner and certain of its affiliates entered into a subscription agreement pursuant to which Mr. Thompson agreed to contribute the notes to Cision Luxco in exchange for equivalent notes issued by Cision Luxco (the “Lux Notes”).

On December 22, 2014, Cision Owner and Cision entered into an Investment Agreement with Mr. Thompson pursuant to which he agreed to contribute the Lux Notes to Cision in exchange for securities of Cision (the “Cision Shares”) and a portion in exchange for equivalent notes of Cision (the “Cision Notes”). On September 18, 2015, Cision Owner issued Units in Cision Owner (an aggregate deemed capital contribution of $662,939) to Mr. Thompson in exchange for the Cision Shares held by him. On December 21, 2015, Cision repaid the pounds sterling-denominated notes to Mr. Thompson in the amount of £1,726,272.

Independence of Directors

As a result of its Ordinary Shares being listed on the New York Stock Exchange, Cision adheres to the rules of such exchange in determining whether a director is independent. The board of directors of Cision has consulted, and will consult, with its counsel to ensure that the board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. The New York Stock Exchange listing standards generally define an “independent director” as a person, other than an executive officer of a company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The board has determined that Messrs. Anderson, Canfield, Ein, Dryden, Master and Yarbrough are independent directors. The board has determined that Mr. Akeroyd is not an independent director on account of his employment with Cision.

Item 14.	Principal Accounting Fees and Services

PricewaterhouseCoopers LLP (“PWC”) serves as the Company’s independent registered public accounting firm. The following table presents fees paid or accrued for the audit of the Company’s annual consolidated financial statements and all other professional services rendered by PWC for the year ended December 31, 2017.

(in thousands)	2017
Audit Fees(1)	$3,016
Audit Related Fees(2)	2,186
Tax Fees(3)	1,701
All Other Fees	—
Total Fees	$6,903

22

———————

(1) Represents fees for professional services provided for the audit of the Company’s annual consolidated financial statements, reviews of the Company’s quarterly condensed consolidated financial statements, audit services provided in connection with other statutory or regulatory filings, and accounting, reporting, and disclosure matters.

(2) Represents fees for assurance services related to the audit of the Company’s annual consolidated financial statements, including comfort letters, certain SEC filings, financial due diligence, and other agreed upon procedures and third party assurance engagements.

(3) Represents fees related to tax return preparation, tax planning, and tax compliance support services.

Our Audit Committee adopted a new charter on June 29, 2017 in connection with the consummation of the Business Combination. All services provided by PWC subsequent to the Business Combination were pre-approved by the Audit Committee. The Audit Committee has considered whether the provision of the above-noted services is compatible with maintaining the independence of the independent registered public accounting firm and has determined, consistent with advice from PWC, that the provision of such services has not adversely affected PWC’s independence.

Pursuant to its charter, the Audit Committee is responsible for pre-approving all audit and permissible non-audit services provided to the Company by its independent registered public accounting firm, subject to any exceptions in the Exchange Act. The Audit Committee may delegate to one or more of its members the authority to grant such pre-approvals, provided that any decisions of such member or members to grant pre-approvals must be presented to the full Audit Committee at its next scheduled meeting.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following exhibits are filed as part of this Amendment No. 1 to Form 10-K.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

24

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30 , 2018

Cision Ltd.

By:	/s/ Jack Pearlstein
Jack Pearlstein
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kevin Akeroyd	President, Chief Executive Officer and Director	April 30, 2018
Kevin Akeroyd	(Principal Executive Officer)

/s/ Jack Pearlstein	Chief Financial Officer	April 30, 2018
Jack Pearlstein	(Principal Accounting and Financial Officer)

*	Director	April 30, 2018
Stuart J. Yarbrough

*	Director	April 30, 2018
Philip A. Canfield

*	Director and Vice Chairman of the Board	April 30, 2018
Mark D. Ein

*	Director	April 30, 2018
Stephen P. Master

*	Director and Chairman of the Board	April 30, 2018
Mark M. Anderson

*	Director	April 30, 2018
L. Dyson Dryden

* The undersigned, by signing his name hereto, does execute this Amendment No. 1 to the Annual Report on Form 10-K of Cision Ltd. on behalf of the above-named officers and directors of the registrant pursuant to the Power of Attorney executed by such officers and/or directors on the signature pages to the report previously filed on March 13, 2018.

/s/ Jack Pearlstein
Jack Pearlstein
Chief Financial Officer

