Form 10-Q
period 2018-03-31
CISION LTD.
filed 2018-05-09
CIK 1701040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of ordinary shares, par value $0.0001 per share, of the registrant outstanding at May 8, 2018 was 124,370,566.

CISION LTD. AND ITS SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

Item 1. – Financial Statements

Cision Ltd. and its Subsidiaries

Condensed Consolidated Balance Sheets
(in thousands, except per share and share amounts)

(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$107,848	$148,654
Accounts receivable, net	127,433	113,008
Prepaid expenses and other current assets	24,026	19,896
Total current assets	259,307	281,558
Property and equipment, net	55,351	53,578
Other intangible assets, net	462,378	456,291
Goodwill	1,198,360	1,136,403
Other assets	5,656	7,528
Total assets	$1,981,052	$1,935,358
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$13,430	$13,349
Accounts payable	14,123	13,327
Accrued compensation and benefits	26,885	25,873
Other accrued expenses	80,302	73,483
Current portion of deferred revenue	162,938	140,351
Total current liabilities	297,678	266,383
Long-term debt, net of current portion	1,273,747	1,266,121
Deferred revenue, net of current portion	1,340	1,412
Deferred tax liability	42,840	62,617
Other liabilities	21,991	22,456
Total liabilities	1,637,596	1,618,989
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value, 480,000,000 shares authorized; 124,370,566 and 122,634,922 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	12	12
Additional paid-in capital	793,298	771,813
Accumulated other comprehensive loss	(28,036)	(35,111)
Accumulated deficit	(421,818)	(420,345)
Total stockholders' equity	343,456	316,369
Total liabilities and stockholders' equity	$1,981,052	$1,935,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cision Ltd. and its Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue	$179,293	$145,818
Cost of revenue	64,278	45,066
Gross profit	115,015	100,752
Operating costs and expenses:
Sales and marketing	29,679	27,290
Research and development	6,700	5,452
General and administrative	46,222	40,232
Amortization of intangible assets	20,250	21,011
Total operating costs and expenses	102,851	93,985
Operating income	12,164	6,767
Non operating income (expense):
Foreign exchange losses	(7,883)	(1,948)
Interest and other income (loss), net	(256)	2,049
Interest expense	(19,688)	(36,915)
Loss on extinguishment of debt	(2,432)	—
Total non operating loss	(30,259)	(36,814)
Loss before income taxes	(18,095)	(30,047)
Benefit from income taxes	(17,682)	(7,054)
Net loss	$(413)	$(22,993)
Other comprehensive income – foreign currency translation adjustments	7,075	5,894
Comprehensive income (loss)	$6,662	$(17,099)
Net loss per share:
Basic and diluted	$(0.00)	$(0.81)
Weighted-average shares outstanding used in computing per share amounts:
Basic and diluted	123,946,264	28,369,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cision Ltd. and its Subsidiaries

Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(413)	$(22,993)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,277	32,592
Non-cash interest charges and amortization of debt discount and deferred financing costs	3,198	7,149
Equity-based compensation expense	1,341	993
Provision for doubtful accounts	1,572	368
Deferred income taxes	(18,791)	(7,858)
Unrealized currency translation losses	7,864	1,775
Gain on sale of business	—	(1,785)
Other	60	(164)
Changes in operating assets and liabilities, net of effects of acquisitions and disposal:
Accounts receivable	(6,812)	1,637
Prepaid expenses and other current assets	(2,979)	423
Other assets	48	64
Accounts payable	(443)	(625)
Accrued compensation and benefits	(17)	(8,597)
Other accrued expenses	(3,330)	1,932
Deferred revenue	20,853	9,656
Other liabilities	875	(1,729)
Net cash provided by operating activities	36,303	12,838
Cash flows from investing activities
Purchases of property and equipment	(3,739)	(3,513)
Software development costs	(5,033)	(4,074)
Acquisitions of businesses, net of cash acquired of $2,711 and $11,457	(62,713)	(49,081)
Proceeds from disposal of business	—	23,675
Net cash used in investing activities	(71,485)	(32,993)
Cash flows from financing activities
Proceeds from term credit facility, net of debt discount of $1,108	—	28,892
Repayments of term credit facility	(3,362)	(2,825)
Payments on capital lease obligations	—	(58)
Payments of deferred financing costs	(131)	—
Payment of contingent consideration	(2,873)	—
Net cash provided by (used in) financing activities	(6,366)	26,009
Effect of exchange rate changes on cash and cash equivalents	742	341
Increase (decrease) in cash and cash equivalents	(40,806)	6,195
Cash and cash equivalents
Beginning of period	148,654	35,135
End of period	$107,848	$41,330

Supplemental disclosure of cash flows information
Issuance of securities by Cision Owner in connection with acquisition	$—	$7,000
Issuance of shares for acquisition	20,143	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1. Organization

Cision Ltd., a Cayman Islands company and its subsidiaries (collectively, “Cision”, or the “Company”), is a leading provider of cloud-based software, media intelligence and distribution services, and other related professional services to the marketing and public relations industry. Communications professionals use the Company’s products and services to identify and connect with media influencers, manage industry relationships, create and distribute content, monitor media coverage, perform advanced analytics and measure the effectiveness of their campaigns. The Company has primary offices in Chicago, Illinois, Beltsville, Maryland, Ann Arbor, Michigan, New York, New York, Cleveland, Ohio, and Albuquerque, New Mexico with additional offices in the United States, as well as China, Finland, France, Hong Kong, Germany, India, Indonesia, Malaysia, Norway, Portugal, Sweden, Taiwan and the United Kingdom.

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

Notes to Condensed Consolidated Financial Statements (continued)

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

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair statement have been included. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated balance sheet as of December 31, 2017 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed on March 13, 2018.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to the allowance for doubtful accounts, software development costs, useful lives of property, equipment and internal use software, intangible assets and goodwill, contingent liabilities, and fair value of equity-based awards and income taxes. The Company bases its estimates on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities as well as the reported amounts of revenues and expenses during the period. Actual results could differ from these estimates.

Recent Accounting Pronouncements

As long as the Company remains an Emerging Growth Company, the Company plans to adopt new accounting standards using the effective dates available for nonpublic entities except as otherwise noted below.

New Accounting Pronouncements Adopted

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, which amends several aspects of accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company has elected to early adopt this guidance on a prospective basis beginning January 1, 2018. The Company has also elected to continue its historical accounting practice of estimating forfeitures in determining the amount of stock-based compensation expense to recognize, rather than accounting for forfeitures as they occur. Therefore, the adoption of ASU 2016-09 did not have an impact on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory. The amendments of ASU No. 2016-16 were issued to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party which has resulted in diversity in practice and increased complexity within financial reporting. The amendments of this ASU would require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and do not require new disclosure requirements. The Company elected to early adopt ASU 2016-16 in the first quarter of fiscal 2018 and applied the guidance on a modified retrospective basis and recorded a cumulative-effect adjustment to retained earnings in the amount of $1.1 million.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350). The ASU eliminates Step 2 of the goodwill impairment test, which requires determining the fair value of assets acquired or liabilities assumed in a business combination. Under the amendments in this update, a goodwill impairment test is performed by comparing the fair value of the reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company elected to early adopt ASU 2017-04 in the first quarter of fiscal 2018 and it did not have an impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation: Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity will account for the effects of a modification unless the fair value of the modified award is the same as the original award, the vesting conditions of the modified award are the same as the original award and the classification of the modified award as an equity instrument or liability instrument is the same as the original award. The Company adopted ASU 2017-09 in the first quarter of fiscal 2018 and it did not have an impact on the Company’s consolidated financial statements.

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

Notes to Condensed Consolidated Financial Statements (continued)

3. Business Combinations and Dispositions

Sale of Vintage Net Assets

On March 10, 2017, the Company sold substantially all of the assets of its Vintage corporate filings business for approximately $26.6 million and received approximately $23.7 million in cash after escrow and expenses. The transaction resulted in a gain of approximately $1.8 million which was recorded as other income in the consolidated statements of operations and comprehensive income (loss). The Company was required to provide the purchaser with certain immaterial transition services through the end of 2017.

Purchase of Bulletin Intelligence

On March 27, 2017, the Company acquired all of the membership interests of Bulletin Intelligence, LLC, Bulletin News Network, LLC, and Bulletin News Investment, LLC (collectively, “Bulletin Intelligence”). The Company acquired Bulletin Intelligence to expand the Company’s ability to deliver actionable intelligence to senior leadership teams. During the three months ended March 31, 2017, the Company incurred acquisition-related transaction costs of $1.0 million, which are included in general and administrative expense in the condensed consolidated statements of operations and comprehensive income (loss). The acquisition was accounted for under the purchase method of accounting. The operating results have been included in the accompanying condensed consolidated financial statements beginning March 27, 2017.

The purchase price was $71.8 million and consisted of $60.5 million in cash, the issuance of 70,000 Class A Shares by Cision Owner with a fair value of $5.2 million and contingent consideration valued at $6.1 million. The fair value of the contingent consideration was determined using a Monte Carlo simulation which utilized management's projections of Bulletin Intelligence revenues over the earn-out period, and is considered a Level 3 measurement. Changes in fair value subsequent to the acquisition date will be recognized in earnings each reporting period until the arrangement is settled. The Company is required to pay contingent consideration that can be earned during the years ending December 31, 2017 and December 31, 2018 for each year dependent on the achievement of financial targets as defined by the agreement with no cap. For the year ended December 31, 2017, the former owners of Bulletin Intelligence earned $2.9 million in relation to the earn out, which was paid in March 2018. On the date of acquisition, the Company entered into a loan agreement with Cision Owner for $7.0 million and recorded a payable to Cision Owner of $7.0 million in the condensed consolidated balance sheet, which was contributed in the quarter ended June 30, 2017. The $1.8 million difference between the fair value of the Class A Units and the amount due to Cision Owner has been recorded as interest expense.

The purchase price has been allocated to the assets acquired and liabilities assumed based on fair values as of the acquisition date.

The following table summarizes the allocation of the purchase price paid by the Company to the fair value of the assets and liabilities of Bulletin Intelligence acquired on March 27, 2017. The identifiable intangible assets include the trade name, customer relationships and purchased technology and are being amortized over four to ten years on an accelerated basis. The Company completed the purchase price allocation during the three months ended March 31, 2018.

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

Notes to Condensed Consolidated Financial Statements (continued)

The acquisition was accounted for under the purchase method of accounting. The operating results have been included in the accompanying condensed consolidated financial statements beginning June 22, 2017.

The purchase price has been allocated to the assets acquired and liabilities assumed based on fair values as of the acquisition date.

The following table summarizes the allocation of the purchase price based on currently available information by the Company to the fair value of the assets and liabilities of Argus acquired on June 22, 2017. The amounts related to intangible assets shown below are subject to adjustment as additional information is obtained about the facts and circumstances that existed at the date of acquisition. The identifiable intangible assets include the trade name, customer relationships and purchased technology and are being amortized over four to eight years on an accelerated basis. The Company expects to complete the purchase price allocation during the three months ended June 30, 2018.

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

Purchase of CEDROM

On December 19, 2017, the Company acquired all of the outstanding shares of CEDROM, a Montréal-based provider of digital media monitoring solutions, for CAD 33.1 million (approximately $25.9 million) paid in cash at closing, subject to a working capital adjustment. The Company acquired CEDROM to enhance access to media content from print, radio, television, web, and social media to help customers understand and quantify the impact of their communications in Canada and France.

The acquisition was accounted for under the purchase method of accounting. The operating results have been included in the accompanying condensed consolidated financial statements beginning December 19, 2017.

The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on fair values as of the acquisition date.

The following table summarizes the preliminary allocation of the purchase price based on currently available information by the Company to the fair value of the assets and liabilities of CEDROM. The amounts related to taxes and intangible assets shown below are preliminary and subject to adjustment as additional information is obtained about the facts and circumstances that existed at the date of acquisition. The identifiable intangible assets include the trade name, customer relationships and purchased technology and are being amortized over five to twelve years on an accelerated basis. The Company expects to complete the purchase price allocation during the three months ended June 30, 2018.

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

Goodwill is not deductible for tax purposes. The preliminary purchase price is subject to customary post-closing adjustments. The excess of the purchase price over the total net identifiable assets has been recorded as goodwill which is primarily attributable to synergies expected from the expanded technology and service capabilities from the integrated business as well as the value of the assembled workforce in accordance with GAAP.

Purchase of Prime

On January 23, 2018, the Company completed its acquisition of PRIME Research (“Prime”). The purchase price was approximately €75.7 million ($94.1 million) and consisted of approximately €53.1 million ($65.4 million) in cash consideration, the issuance of approximately 1.7 million ordinary shares valued at €16.4 million ($20.1 million), and up to €6.2 million ($8.6 million) of deferred payments due within 18 months. The Company has the discretion to pay up to €2.5 million ($3.1 million) of the deferred payments with ordinary shares. The acquisition of Prime will expand the Company’s comprehensive data-driven offerings that help communications professionals identify influencers, craft meaningful campaigns, and attribute business value to those efforts.  At the date of the acquisition, Prime had over 700 employees with offices in Brazil, China, Germany, India, Switzerland, the United Kingdom, and the United States.

Total acquisition costs related to the Prime acquisition were $5.4 million of which $2.3 million were incurred during the three months ended March 31, 2018 and were included in general and administrative expense in the condensed consolidated statements of operations and comprehensive income (loss). The acquisition was accounted for under the purchase method of accounting. The operating results are included in the accompanying condensed consolidated financial statements from January 23, 2018.

The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on fair values as of the acquisition date.

The following table summarizes the preliminary allocation of the purchase price based on currently available information by the Company to the fair value of the assets and liabilities of Prime. The amounts related to taxes and intangible assets shown below are preliminary and subject to adjustment as additional information is obtained about the facts and circumstances that existed at the date of acquisition. The identifiable intangible assets include the trade name, customer relationships and purchased technology and are being amortized over three to eleven years on an accelerated basis. The Company expects to complete the purchase price allocation on or before January 31, 2019.

(in thousands)
Cash and cash equivalents	$2,711
Accounts receivable, net	8,186
Prepaid and other assets	1,320
Property, equipment and software, net	1,207
Trade name	1,436
Customer relationships	17,903
Purchased technology	9,881
Goodwill	57,465
Total assets acquired	100,109
Accounts payable, accrued liabilities, and other liabilities	(5,627)
Deferred revenue	(426)
Total liabilities assumed	(6,053)
Net assets acquired	$94,056

Notes to Condensed Consolidated Financial Statements (continued)

Approximately $38.8 million of goodwill is deductible for tax purposes pending any purchase price adjustments. The preliminary purchase price is subject to customary post-closing adjustments. The excess of the purchase price over the total net identifiable assets has been recorded as goodwill which is primarily attributable to synergies expected from the expanded technology and service capabilities from the integrated business as well as the value of the assembled workforce in accordance with GAAP.

The acquired entities of Bulletin Intelligence, Argus, CEDROM and Prime together contributed revenue of $31.1 million for the three months ended March 31, 2018. Net loss from these acquisitions for the same period is impracticable to determine due to the extent of integration activities.

Supplemental Unaudited Pro Forma Information

The unaudited pro forma information below gives effect to the acquisitions of Bulletin Intelligence, Argus, and CEDROM as if they had occurred as of January 1, 2016 and Prime as if it had occurred as of January 1, 2017. The pro forma results presented below show the impact of the acquisitions and related costs as well as the increase in interest expense related to acquisition-related debt.

	Three Months Ended March 31,
(in thousands, except per share data)	2018	2017
Revenue	$182,334	$175,118
Net income (loss)	1,398	(24,593)
Net income (loss) per share – basic and diluted	0.01	(0.87)

4. Goodwill and Intangibles

Changes in the carrying amounts of goodwill since December 31, 2017 consisted of the following:

(in thousands)
Balance as of December 31, 2017	$1,136,403
Measurement period adjustment of Bulletin Intelligence	(1,950)
Acquisition of Prime Research	57,465
Effects of foreign currency	6,442
Balance as of March 31, 2018	$1,198,360

Definite-lived intangible assets consisted of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018
(in thousands)	Gross Carrying Amount	Foreign Currency Translation	Accumulated Amortization	Net Carrying Amount
Trade names and brand	$371,871	$(1,028)	$(86,187)	$284,656
Customer relationships	321,862	(10,470)	(179,334)	132,058
Purchased technology	143,711	(4,721)	(93,326)	45,664
Balances at March 31, 2018	$837,444	$(16,219)	$(358,847)	$462,378

Notes to Condensed Consolidated Financial Statements (continued)

	December 31, 2017
(in thousands)	Gross Carrying Amount	Foreign Currency Translation	Accumulated Amortization	Net Carrying Amount
Trade names and brand	$370,435	$(1,519)	$(75,273)	$293,643
Customer relationships	302,009	(12,472)	(168,460)	121,077
Purchased technology	133,830	(5,276)	(86,983)	41,571
Balances at December 31, 2017	$806,274	$(19,267)	$(330,716)	$456,291

Weighted-average useful life at March 31, 2018	Years
Trade names and brand	12.5
Customer relationships	6.8
Purchased technology	3.8

Future expected amortization of intangible assets at March 31, 2018 is as follows:

(in thousands)
Remainder of 2018	$79,383
2019	86,622
2020	63,454
2021	51,871
2022	38,532
Thereafter	142,516
$462,378

5. Debt

Debt consisted of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018
(in thousands)	Short-Term	Long-Term	Total
2017 First Lien Credit Facility	$13,430	$1,322,821	$1,336,251
Unamortized debt discount and issuance costs	—	(49,074)	(49,074)
Balances at March 31, 2018	$13,430	$1,273,747	$1,287,177

	December 31, 2017
(in thousands)	Short-Term	Long-Term	Total
2017 First Lien Credit Facility	$13,349	$1,318,262	$1,331,611
Unamortized debt discount and issuance costs	—	(52,141)	(52,141)
Balances at December 31, 2017	$13,349	$1,266,121	$1,279,470

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

Notes to Condensed Consolidated Financial Statements (continued)

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

On December 14, 2017, the Company amended the 2017 First Lien Credit Facility to borrow an additional $75.0 million of 2017 First Lien Dollar Term Credit Facility. The Company used the money for its acquisition of Prime Research Group.

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

The obligations under the 2017 First Lien Credit Facility are collateralized by substantially all of the assets of Cision’s subsidiary, Canyon Companies S.à.r.l. and each of its subsidiaries organized in the United States (or any state thereof), the United Kingdom, the Netherlands, Luxembourg, and Ireland, subject to certain exceptions.

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

The margin applicable to loans under the 2017 First Lien Dollar Term Credit Facility bearing interest at the alternate base rate is 3.25%; the margin applicable to loans under the 2017 First Lien Dollar Term Credit Facility bearing interest at the adjusted LIBOR is 4.25%, provided that each such rate is reduced by 25 basis points if the first lien net leverage ratio of Canyon Companies S.à.r.l. and its restricted subsidiaries under the 2017 First Lien Credit Facility is less than or equal to 4.00:1.00 at the end of the most recent fiscal quarter. Interest is charged on Euro borrowings under the 2017 First Lien Credit Facility at a rate based on the adjusted EURIBOR (a rate equal to the Euro interbank offered rate adjusted for statutory reserves), plus an applicable margin. The margin applicable to loans under the 2017 First Lien Euro Term Credit Facility bearing interest at the adjusted LIBOR is 4.25%, provided that each such rate is reduced by 25 basis points if the first lien net leverage ratio of Canyon Companies S.à.r.l. and its restricted subsidiaries under the 2017 First Lien Credit Facility is less than or equal to 4.00:1.00 at the end of the most recent fiscal quarter. As of March 31, 2018, the applicable interest rate under the 2017 First Lien Dollar Term Credit Facility and the 2017 First Lien Euro Term Credit Facility was 5.13% and 3.50%, respectively.

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

As of March 31, 2018, the Company had no outstanding borrowings and $1.1 million of outstanding letters of credit under the 2017 Revolving Credit Facility and $1,336.3 million outstanding under the 2017 First Lien Credit Facility.

The Company incurred approximately $2.0 million in financing costs in connection with the February 2018 repricing of the 2017 First Lien Credit Facility of which $0.1 million are being amortized using the effective interest method. As a result of this transaction, the Company recorded a loss on extinguishment of $2.4 million.

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

Notes to Condensed Consolidated Financial Statements (continued)

The Company may also be required to make certain mandatory prepayments of the 2017 First Lien Credit Facility out of excess cash flow and upon the receipt of proceeds of asset sales and certain insurance proceeds (in each case, subject to certain minimum dollar thresholds and rights to reinvest the proceeds as set forth in the 2017 First Lien Credit Facility).

The 2017 First Lien Credit Facility includes a total net leverage financial maintenance covenant. Such covenant requires that, as of the last day of each fiscal quarter, the total net leverage ratio of Canyon Companies S.à.r.l. and its restricted subsidiaries under the 2017 First Lien Credit Facility cannot exceed the applicable ratio set forth in the 2017 First Lien Credit Facility for such quarter (subject to certain rights to cure any failure to meet such ratio as set forth in the 2017 First Lien Credit Facility). The 2017 First Lien Credit Facility is also subject to certain customary affirmative covenants and negative covenants. Under the 2017 First Lien Credit Facility, the Company’s subsidiaries have restrictions on making cash dividends, subject to certain exceptions, including that the subsidiaries are permitted to declare and pay cash dividends: (a) in any amount, so long as the total net leverage ratio under the 2017 First Lien Credit Facility would not exceed 3.75 to 1.00 after making such payment; (b) in an amount per annum not greater than 6.0% of (i) the market capitalization of the Company’s ordinary shares (based on the average closing price of its shares during the 30 trading days preceding the declaration of such payment) plus (ii) the $305.2 million in proceeds we received in the business combination with Capitol; (c) in an amount that does not exceed the sum of (i) $20.0 million, plus (ii) 50% of consolidated net income of the Company’s subsidiaries from January 1, 2016 to the end of the most recent quarter plus (iii) certain other amounts set forth in the definition of “Available Amount” in the Company’s 2017 First Lien Credit Facility (provided that it may only include the amounts of consolidated net income described in clause (ii) if the Company’s total net leverage ratio would not exceed 5.00 to 1.00 after making such payment); and (d) in an amount that does not exceed the total net proceeds we receive from any public or private offerings of its ordinary shares or similar equity interests. As of March 31, 2018, the Company was in compliance with these covenants.

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

Notes to Condensed Consolidated Financial Statements (continued)

Future Minimum Principal Payments

Future minimum principal payments of debt as of March 31, 2018 are as follows:

(in thousands)
Remainder of 2018	$9,987
2019	13,349
2020	13,349
2021	13,349
2022	13,349
Thereafter	1,272,868
$1,336,251

6. Stockholders’ Equity and Equity-Based Compensation

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2018 and December 31, 2017, there are no shares of preferred stock issued or outstanding.

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

Equity-based compensation is classified in the condensed consolidated statements of operations and comprehensive income (loss) in a manner consistent with the statements of operations’ classification of an employee’s salary and benefits as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Cost of revenue	$136	$70
Selling and marketing	88	66
Research and development	123	109
General and administrative	994	748
Total equity-based compensation expense	$1,341	$993

The 2017 Omnibus Incentive Plan

In June 2017, the Company adopted the 2017 Omnibus Incentive Plan (the “2017 Plan”). The 2017 Plan provides for grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting or advisory services for the Company, are eligible for grants under the 2017 Plan.

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

Notes to Condensed Consolidated Financial Statements (continued)

The Company estimated the fair value of employee stock options using the Black-Scholes option pricing model. The fair values of stock options granted under the 2017 Plan were estimated using the following assumptions:

Three Months Ended March 31, 2018
Stock price volatility	50%
Expected term (years)	6.3
Risk-free interest rate	2.3%
Dividend yield	0%

A summary of employee stock option activity for the three months ended March 31, 2018 under the Company’s 2017 Plan is presented below:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Contractual Term	Aggregate Intrinsic Value

Options outstanding as of December 31, 2017	691,500	$12.78	9.7	$—
Granted	117,500	12.00	—	—
Exercised	—	—	—	—
Forfeited	(46,000)	12.78	—	—
Options outstanding as of March 31, 2018	763,000	$12.66	9.5	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the quoted closing price of the Company’s common stock as of March 31, 2018.

A summary of restricted stock units activity for the three months ended March 31, 2018 under the Company’s 2017 Plan is presented below:

	Number of Shares Underlying Stock Awards	Weighted-Average Grant Date Fair Value
Restricted stock units outstanding as of December 31, 2017	34,945	$12.40
Granted	—	—
Vested	(375)	—
Forfeited	—	—
Restricted stock units outstanding as of March 31, 2018	34,570	$12.40

As of March 31, 2018, the Company had $4.2 million of unrecognized compensation expense related to the unvested portion of outstanding stock options and restricted stock units expected to be recognized on a straight-line basis over the weighted-average remaining service period.

7. Net Loss Per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period as retroactively adjusted for the Merger (Note 1). For the three months ended March 31, 2018 and 2017, the Company has excluded the potential effect of warrants to purchase shares of common stock totaling 800,349 shares, additional earn out shares, as described in Note 1, and the dilutive effect of stock options and restricted stock awards, as described in Note 6, in the calculation of diluted loss per share, as the effect would be anti-dilutive due to losses incurred. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented below.

	Three Months Ended March 31,
(in thousands, except share and per share data)	2018	2017
Numerator:
Net loss	$(413)	$(22,993)
Denominator:
Weighted-average shares outstanding – basic and diluted	123,946,264	28,369,644

Net loss per share – basic and diluted	$(0.00)	$(0.81)

Notes to Condensed Consolidated Financial Statements (continued)

8. Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate adjusted to reflect the tax impact of items discrete to the fiscal period. The Company expects its annual effective tax rate to be approximately 106.5% in 2018. The benefit for income taxes results in an effective tax rate of 97.7% for the three months ended March 31, 2018. The difference between the annual effective rate and the effective rate in the quarter accounts for subsidiaries with pre-tax losses for which no tax benefit can be recognized and subsidiaries in jurisdictions with a zero percent tax rate. This rate includes the impact of permanent differences and an increase in the valuation allowance expected to be necessary at the end of the year for certain disallowed interest in the United States and United Kingdom. The United States permanent differences are primarily related to nondeductible transaction costs, nondeductible equity compensation and income from Canadian subsidiaries that is taxable in the United States as a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The United Kingdom permanent differences are primarily related to nondeductible interest expense. The increase in the valuation allowance in both countries is related to tax deferred interest expense that is not more likely than not realizable.

The effective tax rate for the three months ended March 31, 2017 was a benefit of 23.5%. The benefit from income taxes for the quarter ended March 31, 2017 was primarily driven by non-operating losses resulting from significant interest expense and the reversal of deferred tax liabilities relating to intangible assets.

SAB 118 addresses situations where the accounting is incomplete for certain income tax effects of the Tax Act upon issuance of a company’s financial statements for the reporting period which include the enactment date. SAB 118 allows for a provisional amount to be recorded if it is a reasonable estimate of the impact of the Tax Act. Additionally, SAB 118 allows for a measurement period to finalize the impacts of the Tax Act, not to extend beyond one year from the date of enactment.

Estimates were used in determining the amount of the Tax Act’s one-time transition tax on the Company’s Canadian subsidiaries’ accumulated, unremitted earnings, the balance of deferred tax assets and liabilities subject to the reduction in the U.S. federal tax rate, and the required change in valuation allowance required as a result of the new limitations on interest deductibility. Additional information (primarily prior year tax returns and underlying historical data to calculate the cumulative earnings and profits adjustments) is required to accurately complete the determination of the impact of the Tax Act on the aforementioned items.

In accordance with SAB 118, we recorded, as a provisional estimate, a $11.9 million non-cash tax expense through income from continuing operations in the period ended December 31, 2017. This amount is a reasonable estimate of the tax effects of the Tax Act on our financial statements. We will continue to analyze the effects of the Tax Act on the financial statements and operations and record any additional impacts as they are identified during the measurement period provided for in SAB 118. No adjustments have been made to the provisional amounts as of March 31, 2018.

The Company’s estimates related to liabilities for uncertain tax positions require it to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If it determines it is more likely than not that a tax position will be sustained based on its technical merits, the Company records the impact of the position in its condensed consolidated financial statements at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. The estimates are updated at each reporting date based on the facts, circumstances and information available. As of March 31, 2018, the Company believes the reasonably possible total amount of unrecognized tax benefits that could increase or decrease in the next twelve months as a result of various statute expirations, audit closures, and/or tax settlements would not be material to its condensed consolidated financial statements.

9. Commitments and Contingencies

The Company has various non-cancelable operating leases, primarily related to office real estate, that expire through 2035 and generally contain renewal options for up to five years. Lease incentives, payment escalations and rent holidays specified in the lease agreements are accrued or deferred as appropriate as a component of rent expense which is recognized on a straight-line basis over the terms of occupancy. As of March 31, 2018 and December 31, 2017, lease related liabilities of $13.4 million and $10.2 million, respectively, is included in other liabilities.

Notes to Condensed Consolidated Financial Statements (continued)

Rent expense was $4.6 million and $3.2 million for the three months ended March 31, 2018 and 2017, respectively.

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

10. Geographic Information

The following table lists revenue for the three months ended March 31, 2018 and 2017 by geographic region:

	Three Months Ended March 31,
(in thousands)	2018	2017
Revenue:
Americas – U.S.	$106,399	$99,860
Rest of Americas	15,365	11,928
EMEA	50,576	28,788
APAC	6,953	5,242
	$179,293	$145,818

The following table lists long-lived assets, net of amortization, as of March 31, 2018 and December 31, 2017 by geographic region:

(in thousands)	March 31, 2018	December 31, 2017
Long-lived assets, net
Americas – U.S.	$1,151,968	$1,141,210
Rest of Americas	141,048	145,837
EMEA	396,076	336,937
APAC	32,652	29,816
	$1,721,744	$1,653,800

11. Subsequent Event

In April 2018, the Company reduced its 2017 First Lien Dollar Credit Facility by making a $30.0 million voluntary prepayment pursuant to the terms of our 2017 First Lien Credit Facility.

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

Cision Ltd. and its subsidiaries (“we”, the “Company” or “Cision”) believes it is important to communicate our expectations to our securityholders. However, there may be events in the future that Cision’s management is not able to predict accurately or over which Cision has no control. The risk factors and cautionary language discussed in this report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in such forward-looking statements, including among other things:

•	our estimates of the size of the markets for our products and services;
•	the rate and degree of market acceptance of our products and services;
•	the success of other technologies that compete with our products and services or that may become available in the future;
•	the efficacy of our sales and marketing efforts;
•	the volatility of currency exchange rates;
•	volatility of market price and liquidity of our Ordinary Shares and other of our securities;
•	our ability to effectively scale and adapt our technology;
•	our ability to identify and integrate acquisitions and technologies into our platform;
•	our plans to continue to expand internationally;
•	the performance and security of our services;
•	our ability to maintain the listing of our securities on a national securities exchange;
•	potential litigation involving Cision;
•	our ability to retain and attract qualified employees and key personnel;
•	our ability to maintain, protect and enhance our brand and intellectual property;
•	general economic conditions; and
•	the result of future financing efforts.

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

We deliver a sophisticated, easy-to-use platform for communicators to reach relevant media influencers and craft compelling campaigns that impact customer behavior. With rich monitoring and analytics, Cision Communications Cloud (“C3”), a cloud-based platform that integrates each of our point solutions into a single unified interface, arms brands with the insights they need to link their earned media to strategic business objectives, while aligning it with owned and paid channels. This platform enables companies and brands to build consistent, meaningful and enduring relationships with influencers and buyers in order to amplify their marketplace influence. We have more than 75,000 customers and an expansive global reach, spanning most major international markets around the globe including those outside of the United States such as Canada, China, India, EMEA, and Latin America, which, in aggregate, accounted for 35% of our 2017 revenue.

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

We provide our comprehensive solution principally through subscription contracts which are generally one year or longer, with different tiers of pricing depending on the level of functionality and customer support required. Our SaaS delivery model provides a stable recurring revenue base. In 2017, we generated $673.6 million of revenue, on a pro forma basis assuming a full year of revenue from Bulletin Intelligence, Argus, and CEDROM revenues, and, on the same pro forma basis, approximately 83% of our revenue is generated by customers purchasing services on a subscription or recurring basis. We consider services recurrent if customers routinely purchase these services from us pursuant to negotiated “rate card” or similar arrangements, even if we do not have subscription agreements with them. On a pro forma basis, assuming a full year of revenue from Bulletin Intelligence, Argus, and CEDROM, our top 25 customers accounted for approximately 4% of 2017 revenues.

Acquisition

During the three months ended March 31, 2018, we made one new acquisition:

Acquisition of PRIME Research. On January 23, 2018, we completed our acquisition of PRIME Research (“Prime”). The purchase price was approximately €75.7 million ($94.1 million) and consisted of approximately €53.1 million ($65.4 million) in cash consideration, the issuance of approximately 1.7 million ordinary shares valued at €16.4 million ($20.1 million), and up to €6.2 million ($8.6 million) of deferred payments due within 18 months. We have the discretion to pay up to €2.5 million ($3.1 million) of the deferred payments with ordinary shares. The acquisition of Prime will expand our comprehensive data-driven offerings that help communications professionals identify influencers, craft meaningful campaigns, and attribute business value to those efforts.  At the date of the acquisition, Prime had over 700 employees with offices in Brazil, China, Germany, India, Switzerland, the United Kingdom, and the United States.

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

Depreciation and Amortization.  Depreciation includes depreciation of property, equipment and software. Assets acquired under capital leases and leasehold improvements are amortized. Amortization of assets acquired under capital leases is included in depreciation and amortization expense. When assets are retired or otherwise disposed of, the asset and related accumulated depreciation are eliminated from the accounts and resulting gain or loss is recorded in the results of operations. Amortization of intangible assets consist primarily of the amortization of intangibles related to trade name, brand, and customer relationships acquired through our acquisitions of Vocus, Visible, Gorkana, Viralheat, PR Newswire, Bulletin Intelligence, Argus, CEDROM, and Prime.

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

Impact of Foreign Exchange Rates

We report in U.S. dollars, and the functional currency of our foreign operating subsidiaries is the local currency, including the British Pound, the Euro, the Swedish Krona and the Canadian Dollar. Many of these currencies have weakened significantly against the U.S. dollar since the end of 2014. Approximately 41% of our revenues are generated in non-U.S. dollar-denominated currencies. The financial statements of these subsidiaries are translated into U.S. dollars using exchange rates in effect at each balance sheet date for assets and liabilities and average exchange rates during the period for revenues and expenses. To the extent we experience significant currency fluctuations, our results of operations may be impacted.

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

Key Performance Measures

The measures of revenue and Adjusted EBITDA are the measures currently utilized by management to assess performance, and we disclose these measures to investors to assist them in providing a meaningful understanding of our performance. We are in the process of an operational, technological and financial integration effort for all recently combined businesses. One of our current objectives is to identify the most relevant key performance indicators to stakeholders for the fully integrated business. The determination as to when we will be able to identify these performance measures will be dependent on our ability to migrate customers from legacy platforms onto the C3 platform. When such integration and implementation is complete and such measures are available and utilized by management, these measures will be included in future disclosures to investors.

Results of Operations

This section includes a summary of our historical results of operations, followed by detailed comparisons of our results for the three months ended March 31, 2018 and 2017. We have derived this data from our unaudited condensed consolidated financial statements included elsewhere in this report.

The following table shows certain income statement data in thousands of dollars and percentages for the periods indicated:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
Revenue	$179,293	100.0%	$145,818	100.0%
Cost of revenue	64,278	35.9%	45,066	30.9%
Gross profit	115,015	64.1%	100,752	69.1%
Operating costs and expenses:
Sales and marketing	29,679	16.6%	27,290	18.7%
Research and development	6,700	3.7%	5,452	3.7%
General and administrative	46,222	25.8%	40,232	27.6%
Amortization of intangible assets	20,250	11.3%	21,011	14.4%
Total operating costs and expenses	102,851	57.4%	93,985	64.5%
Operating income	12,164	6.8%	6,767	4.6%
Non operating income (losses):
Foreign exchange losses	(7,883)	(4.4)%	(1,948)	(1.3)%
Interest and other income, net	(256)	(0.1)%	2,049	1.4%
Interest expense	(19,688)	(11.0)%	(36,915)	(25.3)%
Loss on extinguishment of debt	(2,432)	(1.4)%	—	—
Total non operating loss	(30,259)	(16.9)%	(36,814)	(25.2)%
Loss before income taxes	(18,095)	(10.1)%	(30,047)	(20.6)%
Benefit from income taxes	(17,682)	(9.9)%	(7,054)	(4.8)%
Net loss	$(413)	(0.2)%	$(22,993)	(15.8)%

Net Loss to Adjusted EBITDA Reconciliation

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

The following table outlines the reconciliation from net loss to Adjusted EBITDA for the periods indicated:

(in thousands)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net loss	$(413)	$(22,993)
Depreciation and amortization	33,277	32,592
Interest expense and loss on extinguishment of debt	22,120	36,915
Income tax	(17,682)	(7,054)
Acquisition and offering related costs	10,887	8,240
Stock-based compensation	1,341	993
Deferred revenue reduction from purchase accounting	869	—
Gain on sale of business	—	(1,785)
Sponsor fees and expenses	—	140
Unrealized translation loss	7,864	1,775
Adjusted EBITDA	$58,263	$48,823

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Revenue

Revenue for the three months ended March 31, 2018 increased $33.5 million, or 23.0%, to $179.3 million. This increase was primarily driven by our acquisitions of Bulletin Intelligence, Argus, CEDROM and Prime, a decrease in the value of the U.S. dollar versus a number of foreign currencies, principally the British Pound and the Euro, and growth in our Canadian and European operations, offset by the divestiture of our Vintage business. Revenue from Bulletin Intelligence, Argus, CEDROM and Prime was $31.1 million for the three months ended March 31, 2018, a $30.7 million increase from the prior year period. Revenue from our Canadian operations, excluding CEDROM, for the three months ended March 31, 2018 increased $1.0 million, due primarily to increased press release distribution volumes. Revenue from our European operations, excluding Argus, CEDROM, and Prime, for the three months ended March 31, 2018 increased $4.6 million, due primarily to growth in our Nordics region and a decrease in the value of the U.S. dollar versus versus a number of foreign currencies, principally the British Pound and the Euro. Revenue from our Vintage business for the three months ended March 31, 2017 was $3.4 million. We divested our Vintage business in March 2017. The decrease in the U.S. dollar versus the British Pound, Euro, Canadian Dollar, and other foreign currencies in 2018 compared to 2017 increased revenue by approximately $4.5 million for the quarter ended March 31, 2018.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2018 increased $19.2 million, or 42.6%, to $64.3 million. This increase was primarily driven by our acquisitions of Bulletin Intelligence, Argus, CEDROM and Prime, and a decrease in the value of the U.S. dollar versus a number of foreign currencies, principally the British Pound and the Euro, offset by a reduction in costs related to the divestiture of our Vintage business. Cost of revenue from Bulletin Intelligence, Argus, CEDROM and Prime was $20.9 million for the three months ended March 31, 2018, a $20.8 million increase from the prior year period. Cost of revenue attributed to our Vintage business for the three months ended March 31, 2017 was $2.7 million. We divested our Vintage business in March 2017. The decrease in the U.S. dollar versus the British Pound, Euro, Canadian Dollar, and other foreign currencies in 2018 compared to 2017 increased our cost of revenue by approximately $1.3 million for the quarter ended March 31, 2018.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2018 increased $2.4 million, or 8.8%, to $29.7 million. This increase was primarily driven by our acquisitions of Bulletin Intelligence, Argus, CEDROM and Prime, and a decrease in the value of the U.S. dollar versus a number of foreign currencies, principally the British Pound and the Euro, offset by a reduction in costs related to the divestiture of our Vintage business. Sales and marketing expenses from Bulletin Intelligence, Argus, CEDROM and Prime were $2.9 million for the three months ended March 31, 2018, a $2.9 million increase from the prior year period. Sales and marketing expenses attributed to our Vintage business for the three months ended March 31, 2017 was $0.6 million. We divested our Vintage business in March 2017. The decrease in the U.S. dollar versus the British Pound, Euro, Canadian Dollar, and other foreign currencies in 2018 compared to 2017 increased our sales and marketing expenses by approximately $0.7 million for the quarter ended March 31, 2018.

Research and Development

Research and development expenses for the three months ended March 31, 2018 increased $1.2 million, or 21.8%, to $6.7 million. This increase was primarily driven by our acquisitions of Argus, CEDROM and Prime, and a decrease in the value of the U.S. dollar versus a number of foreign currencies, principally the British Pound and the Euro, offset by a reduction in equipment and software costs of $0.4 million. Research and development expenses from Argus, CEDROM and Prime were $1.5 million for the three months ended March 31, 2018, a $1.5 million increase from the prior year period. The decrease in the U.S. dollar versus the British Pound, Euro, Canadian Dollar, and other foreign currencies in 2018 compared to 2017 increased our research and development expenses by approximately $0.1 million for the quarter ended March 31, 2018.

General and Administrative

General and administrative expenses for the three months ended March 31, 2018 increased $6.0 million, or 14.9%, to $46.2 million. This increase was primarily driven by our acquisitions of Bulletin Intelligence, Argus, CEDROM and Prime, a decrease in the value of the U.S. dollar versus a number of foreign currencies, principally the British Pound and the Euro, a $1.5 million increase in acquisition related expenses, and a $1.2 million increase in bad debt expense, offset by a $2.3 million reduction in compensation related expenses, a $0.5 million reduction in depreciation expense, and a reduction in costs related to the divestiture of our Vintage business. General and administrative expenses from Bulletin Intelligence, Argus, CEDROM and Prime were $6.0 million for the three months ended March 31, 2018, a $6.0 million increase from the prior year period. General and administrative expenses attributed to our Vintage business for the three months ended March 31, 2017 was $0.2 million. We divested our Vintage business in March 2017. The decrease in the U.S. dollar versus the British Pound, Euro, Canadian Dollar, and other foreign currencies in 2018 compared to 2017 increased our general and administrative expenses by approximately $1.5 million for the quarter ended March 31, 2018.

Foreign Exchange Losses

We incurred a $7.9 million foreign exchange loss for the three months ended March 31, 2018 and a $1.9 million foreign exchange loss for the three months ended March 31, 2017 due to fluctuations in foreign exchange rates that impacted the carrying value of certain intercompany notes.

Interest and Other Income, Net

We recognized $2.1 million of interest and other income, net for the three months ended March 31, 2017, which was primarily the result of a $1.8 million gain recognized on the disposal of our Vintage business.

Interest Expense

Interest expense decreased $17.2 million, or 46.6%, from $36.9 million for the three months ended March 31, 2017 to $19.7 million for the three months ended March 31, 2018. This decrease was primarily the result of our refinancing amendment and incremental facility amendment (the “2017 First Lien Credit Facility”) to the 2016 First Lien Credit Facility that we entered into on August 4, 2017, and the subsequent February 8, 2018 debt repricing transaction of our 2017 First Lien Credit Facility and 2017 Revolver Credit Facility that lowered interest rates on our debt. In conjunction with our refinancing amendment and incremental facility amendment, we repaid $370.0 million of our 2016 Second Lien Credit Facility and refinanced $1,175 million in debt under our 2016 First Lien Credit Facility. The debt repricing transaction lowered our LIBOR rate and EURIBOR rate with respect to the 2017 First Lien Credit Facility by 1.00% and 0.75%, respectively.

Benefit From Income Taxes

For the three months ended March 31, 2018, we recorded a benefit from income taxes of $17.7 million versus a benefit from income taxes of $7.1 million for the three months ended March 31, 2017. The benefit from income taxes for the quarter ended March 31, 2018 is a result of using the annual effective tax rate methodology. The annual effective tax rate was impacted by unfavorable permanent differences and increases in valuation in the United States and United Kingdom. The United States permanent differences are primarily related to nondeductible transaction costs, nondeductible equity compensation and income from the Canadian subsidiaries that is taxable in the United States as a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The United Kingdom permanent differences are primarily related to nondeductible interest expense. The increase in the valuation allowance in both countries is related to tax deferred interest expense that is not more likely than not realizable.

The benefit from income taxes for the quarter ended March 31, 2017 was primarily driven by non-operating losses resulting from significant interest expense and the reversal of deferred tax labilities relating to intangible assets.

Other Comprehensive Income (Loss)

Other comprehensive income was $7.1 million and $5.9 million for the three months ended March 31, 2018 and 2017, respectively. Other comprehensive income for the quarter ended March 31, 2018 was primarily due to foreign currency translation losses that resulted from a weakening of the U.S. dollar versus certain foreign currencies, primarily the British Pound and the Euro, since December 31, 2017. Other comprehensive income for the three months ended March 31, 2017 resulted from a weakening of the U.S. dollar versus certain foreign currencies, primarily the Canadian Dollar and the Euro, since December 31, 2016.

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

We believe that our existing cash on hand and cash flow from operations will be sufficient to fund our currently anticipated working capital, capital expenditure, and debt service requirements, for at least the next twelve months. While we have a history of a negative working capital position, as calculated by subtracting current liabilities from current assets, substantially all of this negative balance is created by deferred revenue, which does not represent a liability that will be settled in cash. As of March 31, 2018, excluding both cash balances and deferred revenue, our current assets exceed our current liabilities by $16.7 million.

The 2017 First Lien Credit Facility requires quarterly principal repayments in the amount of $2.6 million and €0.6 million per quarter, which are insignificant compared to the cash we expect to generate from operations. The 2017 First Lien Credit Facility does not mature until 2023, and therefore is not considered to impact our liquidity needs over the next several years. We have been in compliance with all of our applicable credit facility covenants through March 31, 2018.

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

For the three months ended March 31, 2018, net cash provided by operating activities was $36.3 million, which includes the cash costs incurred to execute the strategic business combination we made during the first quarter of 2018. For the three months ended March 31, 2018, excluding the impact of the acquisition of Prime, net cash used in investing activities was $8.8 million. For the three months ended March 31, 2018, net cash used in financing activities was $6.4 million.

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

As of March 31, 2018, we had $107.8 million of cash and cash equivalents on hand, and we had aggregate unused availability of $73.9 million under our 2017 Revolving Credit Facility. Borrowings under this facility bear interest at a variable rate and are a significant source of our liquidity. Our liquidity needs, including our funding of acquisition activities, causes the aggregate amount of outstanding borrowings under our 2017 Revolving Credit Facility to fluctuate. Accordingly, the amount of borrowing capacity available to us can fluctuate depending on operating cash flows, debt service requirements and acquisition and investment activity.

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

As of March 31, 2018, $53.3 million of cash and cash equivalents were held outside of the United States. We have not provided for income taxes on $44.9 million of undistributed earnings of our foreign subsidiaries, other than certain Canadian subsidiaries, as the earnings are considered permanently reinvested. Notwithstanding this, as part of the enactment of the Tax Act, we have accrued a $5.5 million transition tax related to our Canadian subsidiaries. This amount includes an estimated $2.1 million of Canadian withholding taxes on the future repatriation of cash from Canada to the United States. In addition, the tax provision for the three months ended March 31, 2018 for the United States includes an income inclusion related to the earnings of its Canadian subsidiaries as a result of the recently enacted Tax Act. The United States does not currently have accumulated earnings and profits and the majority of the other foreign jurisdictions can distribute their earnings to us without significant additional taxation. Accordingly, we have determined that any deferred tax liability associated with a distribution of the undistributed earnings would be immaterial.

Debt Obligations

The following describes the components of our debt obligations as of March 31, 2018. For more information regarding these transactions, see Note 5 to our condensed consolidated financial statements.

2017 First Lien Credit Facility

On August 4, 2017, we entered into a refinancing amendment and incremental facility amendment to the 2016 First and Second Lien Credit Agreements, with Deutsche Bank AG, New York Branch, as administrative agent and collateral agent, and a syndicate of commercial lenders from time to time party thereto. The 2017 First Lien Credit Facility provided for a tranche of refinancing term loans which refinanced the term loans under our 2016 First Lien Credit Agreement in full and provided for additional term loans of $131.2 million. The 2017 First Lien Credit Facility, on the date of effectiveness, consisted of: (i) a revolving loan facility, which permits borrowings and letters of credit of up to $75.0 million, of which, up to $25.0 million may be used or issued as standby and trade letters of credit; (ii) a $960.0 million Dollar-denominated term credit facility (the “2017 First Lien Dollar Term Credit Facility”) and (iii) a €250.0 million Euro-denominated term credit facility (the “2017 First Lien Euro Term Credit Facility”). We used the proceeds from the 2017 First Lien Term Credit Facility to repay all amounts then outstanding under our 2016 First Lien Credit Facility, all amounts outstanding under our 2016 Second Lien Credit Facility, pay all related fees and expenses, and retained remaining cash for general corporate purposes. We terminated the agreement governing the 2016 Second Lien Credit Facility in connection with effecting the 2017 First Lien Credit Facility.

On December 14, 2017, we entered into an incremental facility amendment to the 2017 First Lien Credit Facility. The Incremental Amendment provided for an incremental $75.0 million dollar-denominated term loan facility. The proceeds from the Incremental Facility were used to fund the Prime acquisition. As of March 31, 2018, we had no outstanding borrowings and $1.1 million of outstanding letters of credit under our 2017 Revolving Credit Facility and $1,336.3 million outstanding under the 2017 First Lien Term Credit Facility.

On February 8, 2018, we repriced our $1,417 million First Lien Credit Facility (the “Repricing”). The repriced first lien credit agreement consisted of a $75.0 million revolving loan facility and a $1,342 million term loan facility. The term loan facility consisted of $1,032 million of U.S. dollar borrowings and €249 million of Euro borrowings. The term loans and revolving borrowings were repriced at an interest rate of LIBOR plus 3.25% for dollar borrowings and EURIBOR plus 3.50% for Euro borrowings.

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

Revolving borrowings in Canadian dollars bear interest at the adjusted Canadian dollar banker’s acceptance rate plus an applicable margin. Following the Repricing, the margin applicable to loans under the 2017 Revolving Credit Facility bearing interest at the alternate base rate, the adjusted LIBOR, and the adjusted Euro interbank offered rate bear interest at rates of 2.25%, 3.25%, and 3.50%, respectively. As of March 31, 2018, the applicable interest rate under the 2017 First Lien Dollar Term Credit Facility and the 2017 First Lien Euro Term Credit Facility was 5.13% and 3.50%, respectively.

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

We may also be required to make certain mandatory prepayments of the 2017 First Lien Term Credit Facility out of excess cash flow and upon the receipt of proceeds of asset sales and certain insurance proceeds (in each case, subject to certain minimum dollar thresholds and rights to reinvest the proceeds as set forth in the 2017 First Lien Credit Facility). For the fiscal year ended December 31, 2017, no mandatory prepayments were due pursuant to the terms of the 2017 First Lien Term Credit Facility.

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

Cash Flow Analysis

The following tables reflect the changes in cash flows for the comparative periods presented.

	Three Months Ended March 31,
(in thousands)	2018	2017	Net Change
Net cash provided by (used in):
Operating activities	$36,303	$12,838	$23,465
Investing activities	(71,485)	(32,993)	(38,492)
Financing activities	(6,366)	26,009	(32,375)
Effect of exchange rate changes on cash and cash equivalents	742	341	401
Net change in cash and cash equivalents	$(40,806)	$6,195	$(47,001)

Cash Flow Provided By Operating Activities

Net cash flows from operating activities consists of net loss adjusted for non-cash items, such as: depreciation and amortization of property and equipment and intangible assets, non-cash interest charges, deferred income taxes, unrealized currency translation losses, equity-based compensation and for changes in net working capital assets and liabilities. The impact of changes in deferred income taxes primarily relates to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Generally, the most significant factor impacting changes in deferred income taxes relates to nondeductible amortization expense associated with intangible assets.

Net cash provided by operating activities increased $23.5 million to $36.3 million for the three months ended March 31, 2018, from net cash provided by operating activities of $12.8 million for the three months ended March 31, 2017. Net cash provided by operating activities for the three months ended March 31, 2018 reflects a $20.9 million increase in deferred revenue due to the timing of invoicing to our subscription customers, a $6.8 million increase in accounts receivable due to the timing of customer invoicing, a $3.0 million increase in prepaid expenses and other current assets primarily due to the timing of advance payments for business expenses, and a $3.3 million decrease in other accrued expenses due to the timing of vendor invoices.

Net cash provided by operating activities for the three months ended March 31, 2017 reflects a $9.7 million increase in deferred revenue due to the timing of invoicing to our subscription customers, an $8.6 million decrease in accrued compensation and benefits due to the timing of payment of annual bonuses, and a negative deferred income tax impact of $7.9 million due to a deferred tax benefit included within our tax provision.

Cash Flow Used In Investing Activities

Net cash used in investing activities was $71.5 million for the three months ended March 31, 2018, which reflects $62.7 million used for our acquisition of Prime, net of cash acquired. Net cash used in investing activities in the first quarter of 2018 reflects capitalized software development costs of $5.0 million and purchases of property plant and equipment of $3.7 million.

Net cash used in investing activities was $33.0 million for the three months ended March 31, 2017 included $49.1 million in cash, net of cash acquired, used for our acquisition of Bulletin Intelligence and reflects capitalized software development costs of $4.1 million and purchases of property and equipment of $3.5 million, offset by approximately $23.7 million in cash we received for the sale of Vintage, after funds deposited in escrow and transaction expenses.

Cash Flow Provided By/Used In Financing Activities

Net cash used in financing activities was $6.4 million for the three months ended March 31, 2018 which reflects $3.4 million in repayments of our term loan facility, $0.1 million in deferred financing payments, and contingent consideration payments of $2.9 million related to the Bulletin Intelligence earnout agreement.

Net cash provided by financing activities was $26.0 million for the three months ended March 31, 2017, which reflects $2.8 million in repayments of our term loan facility offset by borrowings under our term loan facility of $28.9 million used to fund our acquisition of Bulletin Intelligence.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet transactions or interests.

Summary of Critical Accounting Policies

There were no significant changes to critical accounting policies and estimates from those disclosed in Critical Accounting Policies and Estimates within Cision’s Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed with the SEC on March 13, 2018.

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

Interest Rate Risk

Our Credit Facilities bear interest at variable rates based on LIBOR plus a fixed margin. As of March 31, 2018, we had $1,336 million in outstanding borrowings under our Credit Facilities. At LIBOR rates below 3.0%, 100.0% of our outstanding borrowings bear interest at variable rates. Outstanding borrowings under our Credit Facilities are subject to a 1% LIBOR floor. As of March 31, 2018, the 1-month LIBOR rate was approximately 1.9%. A hypothetical 1% increase in the interest rate on our indebtedness as of March 31, 2018 would have increased our cash interest expense by approximately $13.4 million per annum.

Foreign Exchange Risk

The reporting currency for all periods presented is the U.S. dollar. The functional currency for our foreign operating subsidiaries is the local currency, including the British Pound, the Euro, the Swedish Krona and the Canadian Dollar. These currencies all weakened significantly against the U.S. dollar. Approximately 41% of our revenues are generated in non-U.S. dollar-denominated currencies. The financial statements of these subsidiaries are translated into U.S. dollars using exchange rates in effect at each balance sheet date for assets and liabilities and average exchange rates during the period for revenues and expenses. The resulting translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

Item 4. – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2018. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2018 because of the material weakness in our internal control over financial reporting described below.

Material Weakness in Internal Control Over Financial Reporting

As of March 31, 2018, our management has concluded that we did not maintain effective controls over the preparation and review of the income tax benefit and related current and deferred income tax accounts. Specifically, a deficiency in the design of our controls did not ensure that the information used to prepare the income tax benefit and related current and deferred income tax accounts was complete and accurate. This material weakness did not result in a material misstatement to our financial statements or disclosures, but did result in out-of-period adjustments in our benefit for income taxes and deferred tax liabilities that were individually, and in the aggregate, immaterial during the year ended December 31, 2017. We have, however, determined that the deficiency could result in a misstatement of the benefit for income taxes and current and deferred income tax accounts that would result in a material misstatement of the annual or interim financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency represents a material weakness in internal control over financial reporting as of March 31, 2018. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

Remediation Plan

In response to the material weakness identified in the period covered by this Form 10-Q, we have developed a plan for remediation that consists of the following elements:

•	Incorporating into our quarterly controls a tax provision checklist designed to ensure the completeness and accuracy of the information used to prepare the income tax benefit and related current and deferred income tax accounts; and

•	Enhance our current controls by performing an additional independent review of the data being used in the preparation of the income tax benefit and related current and deferred income tax accounts to ensure its completeness and accuracy, and also the reperformance of key elements of the annual and interim tax benefit calculations to provide additional assurance that errors are prevented and detected.

The identified material weakness in internal control will not be considered fully remediated until these internal controls enhancements have been in operation for a sufficient period of time for our management to conclude that the material weakness has been fully remediated.

Changes in Internal Control Over Financial Reporting

As disclosed above under “Material Weakness in Internal Control Over Financial Reporting” and “Remediation Plan”, we have begun the process of remediating the above material weakness. There have been no changes in our internal control over financial reporting (as defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1. – Legal Proceedings

From time to time, we are subject to various litigation incidental to our business and to governmental investigations related to our products and services. We are not currently party to any legal proceedings or investigations that would reasonably be expected to have a material adverse effect on our business or financial condition. See “Risk Factors — We are the subject of continuing litigation and governmental inquiries.” in our Annual Report on Form 10-K filed with the SEC on March 13, 2018.

Item 1A. – Risk Factors

At March 31, 2018, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 13, 2018, which are accessible on the SEC’s website at www.sec.gov.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Issuance of Ordinary Shares

On January 23, 2018 and in connection with the consummation of the Prime acquisition, the Company issued as partial consideration to the Prime Research Group (the “Seller”) approximately 1.7 million ordinary shares of the Company valued at €16.4 million. Additionally, up to €2.5 million of ordinary shares may be issued to the Seller 18 months after closing, subject to certain reductions in accordance with the Prime purchase agreement.

The issuance of the Ordinary Shares under the Prime purchase agreement were made in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and the regulations promulgated thereunder. The Company relied on this exemption from registration based in part on representations made by the Seller. No underwriters were involved in the issuance of these ordinary shares.

Item 3. – Defaults Upon Senior Securities

None.

Item 4. – Mine Safety Disclosures

Not applicable.

Item 5. – Other Information

None.

Item 6. – Exhibits

Exhibit	Description
2.1	Agreement and Plan of Merger, dated as of March 19, 2017, by and among Capitol Acquisition Corp. III, Capitol Acquisition Holding Company Ltd., Capitol Acquisition Merger Sub, Inc., Canyon Holdings (Cayman), L.P. and Canyon Holdings S.a r.l. (incorporated by reference to the definitive Proxy Statement/Prospectus filed on June 15, 2017).
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of April 7, 2017, by and among Capitol Acquisition Corp. III, Capitol Acquisition Holding Company Ltd., Capitol Acquisition Merger Sub, Inc., Canyon Holdings (Cayman), L.P. and Canyon Holdings S.a r.l. (incorporated by reference to the definitive Proxy Statement/Prospectus filed on June 15, 2017).
3.1	Amended and Restated Memorandum and Articles of Association of Cision Ltd. (incorporated by reference to the Current Report on Form 8-K filed on July 6, 2017).
4.1	Specimen Ordinary Share Certificate of Capitol Acquisition Holding Company Ltd. (incorporated by reference to the Registration Statement on Form S-4/A filed on June 14, 2017).
4.2	Specimen Warrant Certificate of Capitol Acquisition Corp. III (incorporated by reference to the Registration Statement on Form S-4/A filed on June 14, 2017).
4.3	Amended and Restated Warrant Agreement between Continental Stock Transfer & Trust Company and Cision Ltd. (incorporated by reference to the Annual Report on Form 10-K filed on March 13, 2018).

10.1	Registration Rights Agreement between Cision Ltd. and certain holders identified therein (incorporated by reference to the Current Report on Form 8-K filed on July 6, 2017).
10.2	Director Nomination Agreement between Cision Ltd., Canyon Holdings (Cayman), L.P. and the other parties named therein (incorporated by reference to the Current Report on Form 8-K filed on July 6, 2017).
10.3	2017 Omnibus Incentive Plan (incorporated by reference to the definitive Proxy Statement/Prospectus filed on June 15, 2017).
10.4	Form of Non-Equity Incentive Plan (incorporated by reference to the Registration Statement on Form S-4/A filed on June 14, 2017).
10.5	Form of Director Indemnification Agreement (Affiliates of Canyon Holdings (Cayman), L.P.) (incorporated by reference to the Current Report on Form 8-K filed on July 6, 2017).
10.6	Form of Director Indemnification Agreement (Affiliates of Capitol Acquisition Management 3 LLC and Capitol Acquisition Founder 3 LLC) (incorporated by reference to the Current Report on Form 8-K filed on July 6, 2017).
10.7	Form of Director and Officer Indemnification Agreement (Officers and Independent Directors) (incorporated by reference to the Current Report on Form 8-K filed on July 6, 2017).
10.8	First Lien Credit Agreement (incorporated by reference to the Registration Statement on Form S-4/A filed on June 14, 2017).
10.9	Amendment to First Lien Credit Agreement (incorporated by reference to the Registration Statement on Form S-4/A filed on June 14, 2017).
10.10	Support Agreement (incorporated by reference to the Registration Statement on Form S-4/A filed on June 14, 2017).
10.11	Employment Agreement between Cision U.S. Inc. and Kevin Akeroyd (incorporated by reference to the Current Report on Form 8-K filed on July 6, 2017).
10.12	Employment Agreement between Cision U.S. Inc. and Jack Pearlstein (incorporated by reference to the Current Report on Form 8-K filed on July 6, 2017).
10.13	Employment Agreement between PR Newswire Association, LLC and Whitney Benner (incorporated by reference to the Registration Statement on Form S-4 filed on April 17, 2018).
10.14	Employment Agreement between PR Newswire Association, LLC and Jason Edelboim (incorporated by reference to the Registration Statement on Form S-4 filed on April 17, 2018).
10.15	Office Lease Between Cision U.S. Inc. and BFPRU I, LLC (incorporated by reference to the Current Report on Form 8-K filed on July 6, 2017).
10.16	Refinancing Amendment and Incremental Facility Amendment (incorporated by reference to the Current Report on Form 8-K filed on August 7, 2017).
10.17	Form of Restricted Stock Unit Agreement pursuant to the Cision Ltd. 2017 Omnibus Incentive Plan (incorporated by reference to the Quarterly Report on Form 10-Q filed on November 9, 2017).
10.18	Form of Nonqualified Stock Option Agreement pursuant to the Cision Ltd. 2017 Omnibus Incentive Plan (incorporated by reference to the Quarterly Report on Form 10-Q filed on November 9, 2017).
10.19	Incremental Facility Amendment to First Lien Credit Agreement (incorporated by reference to the Current Report on Form 8-K filed on December 20, 2017).
10.20	Repricing Amendment to First Lien Credit Agreement (incorporated by reference to the Current Report on Form 8-K filed on February 8, 2018).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CISION LTD.

Dated: May 9, 2018	By:	/s/ Jack Pearlstein
	Name:	Jack Pearlstein
	Title:	Chief Financial Officer

	By:	/s/ Steve Solomon
	Name:	Steve Solomon
	Title:	Chief Accounting Officer

