Form 10-K/A
period 2017-12-31
CISION LTD.
filed 2018-06-01
CIK 1701040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, originally filed on March 13, 2018, as amended by Amendment No. 1 on Form 10-K/A filed on April 30, 2018 (as amended, the “Original Filing”). We are filing this Amendment to include in Item 11 certain information relating to director compensation which was inadvertently omitted from the Original Filing. As a result of this omission, we are also updating the discussion of management’s assessment of the effectiveness of our disclosure controls and procedures contained in Item 9A. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission (the “SEC”), we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

Except as described above, no other changes have been made to the Original Filing. The information set forth in the Original Filing continues to speak as of the date such information was filed, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of such information.

As used in this Amendment, unless the context requires otherwise, the “Company,” “Cision,” “our,” and “we” mean Cision Ltd. and its consolidated subsidiaries.

TABLE OF CONTENTS

Part III
Item 9A.	Controls and Procedures	4
Item 11.	Executive Compensation	5

Part IV
Item 15.	Exhibits, Financial Statement Schedules	13

Forward-Looking Statements

This Amendment No. 2 to our Annual Report on Form 10-K contains forward-looking statements regarding future events and our future results, which are intended to be covered by the safe harbor provision for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. Words such as “achieve,” “anticipate,” “assumes,” “believes,” “continue,” “could,” “estimate,” “expects,” “forecast,” “hope,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “would,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Although such statements are based on currently available financial and economic data as well as management’s estimates and expectations, forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause our actual results to differ materially from what may be inferred from the forward-looking statements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2017, our disclosure controls and procedures were not effective because of the material weakness and reporting deficiencies discussed below.

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

Our Chief Executive Officer and Chief Financial Officer also noted that we failed to include in Amendment No. 1 to our Annual Report on Form 10-K certain information relating to director compensation required by Item 11 of Form 10-K. We are currently reviewing our disclosure controls and procedures to correct the deficiency that lead to this omission and expect to implement changes in the near term.

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

Director Compensation

None of our directors received any compensation for the year ended December 31, 2016. The following table presents summary information regarding the total compensation awarded to, earned by, and paid to directors for the year ended December 31, 2017. Directors who are employees of Cision or who are affiliates of Cision Owner or former affiliates of Capitol Acquisition Corp. III have not received compensation for their service as director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Total ($)
Stuart Yarbrough	$35,000	$139,518	(1)	$174,518

(1)	Consists of 11,945 RSUs which vest in four equal annual installments beginning on November 27, 2018. Represents the grant date fair value of such awards as determined in accordance with ASC Topic 718.

Director Compensation Structure

We compensate our directors who are not employees of Cision or affiliates of Cision Owner or former affiliates of Capitol Acquisition Corp. III according to the following structure:

Description	Amount

Quarterly retainer	$10,000

Additional retainer for committee members	$2,500 per committee per quarter

Restricted Stock Unit Grants	Issue restricted stock units in the Company on an annual basis with then-current fair market value equal to 2x annual cash compensation

Additional retainer for chair of committee	$5,000 for the chairs of any standing committee per quarter

The restricted stock units (“RSUs”) vest 25% per year, commencing on the first anniversary of issuance, so long as the recipient remains on the board of directors as of each vesting date. Any unvested RSUs would vest immediately upon a change in control of the Company. Any unvested RSUs will be automatically forfeited upon such person’s resignation or removal from the board of directors with or without cause.

Directors are also reimbursed for their reasonable expenses to attend meetings of our board of directors and related committees and otherwise attend to our business. Our directors enter into our standard form of director indemnification agreement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following exhibits are filed as part of this Amendment No. 2 to Form 10-K.

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

Date: June 1, 2018

Cision Ltd.

By:	/s/ Jack Pearlstein
Jack Pearlstein
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kevin Akeroyd	President, Chief Executive Officer and Director	June 1, 2018
Kevin Akeroyd	(Principal Executive Officer)

/s/ Jack Pearlstein	Chief Financial Officer	June 1, 2018
Jack Pearlstein	(Principal Accounting and Financial Officer)

*	Director	June 1, 2018
Stuart J. Yarbrough

*	Director	June 1, 2018
Philip A. Canfield

*	Director and Vice Chairman of the Board	June 1, 2018
Mark D. Ein

*	Director	June 1, 2018
Stephen P. Master

*	Director and Chairman of the Board	June 1, 2018
Mark M. Anderson

*	Director	June 1, 2018
L. Dyson Dryden

* The undersigned, by signing his name hereto, does execute this Amendment No. 2 to the Annual Report on Form 10-K of Cision Ltd. on behalf of the above-named officers and directors of the registrant pursuant to the Power of Attorney executed by such officers and/or directors on the signature pages to the report previously filed on March 13, 2018.

/s/ Jack Pearlstein
Jack Pearlstein
Chief Financial Officer

