Form 10-Q
period 2018-06-30
CISION LTD.
filed 2018-08-09
CIK 1701040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

(866) 639-5087

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

The number of ordinary shares, par value $0.0001 per share, of the registrant outstanding at August 8, 2018 was 130,713,555.

CISION LTD. AND ITS SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

Item 1. – Financial Statements

Cision Ltd. and its Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share and share amounts)

(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$82,967	$148,654
Accounts receivable, net	115,896	113,008
Prepaid expenses and other current assets	23,504	19,896
Total current assets	222,367	281,558
Property and equipment, net	53,874	53,578
Other intangible assets, net	430,228	456,291
Goodwill	1,180,072	1,136,403
Other assets	5,871	7,528
Total assets	$1,892,412	$1,935,358
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$13,269	$13,349
Accounts payable	15,928	13,327
Accrued compensation and benefits	22,809	25,873
Other accrued expenses	74,602	73,483
Current portion of deferred revenue	148,005	140,351
Total current liabilities	274,613	266,383
Long-term debt, net of current portion	1,218,581	1,266,121
Deferred revenue, net of current portion	1,298	1,412
Deferred tax liability	64,180	62,617
Other liabilities	21,271	22,456
Total liabilities	1,579,943	1,618,989
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value, 480,000,000 shares authorized; 130,713,555 and 122,634,922 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	13	12
Additional paid-in capital	794,165	771,813
Accumulated other comprehensive loss	(53,428)	(35,111)
Accumulated deficit	(428,281)	(420,345)
Total stockholders' equity	312,469	316,369
Total liabilities and stockholders' equity	$1,892,412	$1,935,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cision Ltd. and its Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue	$187,475	$157,131	$366,768	$302,949
Cost of revenue	66,757	49,218	131,035	94,284
Gross profit	120,718	107,913	235,733	208,665
Operating costs and expenses
Sales and marketing	28,299	28,010	57,978	55,300
Research and development	8,290	5,566	14,990	11,018
General and administrative	41,538	41,460	87,760	81,692
Amortization of intangible assets	20,264	22,466	40,514	43,477
Total operating costs and expenses	98,391	97,502	201,242	191,487
Operating income	22,327	10,411	34,491	17,178
Non operating income (expense):
Foreign exchange gains (losses)	15,964	(686)	8,081	(2,634)
Interest and other income, net	348	224	92	2,273
Interest expense	(20,474)	(36,328)	(40,162)	(73,243)
Loss on extinguishment of debt	-	-	(2,432)	-
Total non operating loss	(4,162)	(36,790)	(34,421)	(73,604)
Income (loss) before income taxes	18,165	(26,379)	70	(56,426)
Provision for (benefit from) income taxes	24,628	(7,231)	6,946	(14,285)
Net loss	$(6,463)	$(19,148)	$(6,876)	$(42,141)
Other comprehensive income (loss) - foreign currency translation adjustments	(25,392)	16,700	(18,317)	22,594
Comprehensive loss	$(31,855)	$(2,448)	$(25,193)	$(19,547)
Net loss per share:
Basic and diluted	$(0.05)	$(0.63)	$(0.05)	$(1.43)
Weighted-average shares outstanding used in computing per share amounts:
Basic and diluted	127,392,151	30,394,760	125,678,727	29,387,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cision Ltd. and its Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(6,876)	$(42,141)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	66,878	67,290
Non-cash interest charges and amortization of debt discount and deferred financing costs	7,301	12,577
Equity-based compensation expense	2,210	1,926
Provision for doubtful accounts	3,015	1,125
Deferred income taxes	2,549	(15,451)
Unrealized foreign currency losses (gains)	(8,249)	2,394
Gain on sale of business	—	(1,785)
Other	86	(168)
Changes in operating assets and liabilities, net of effects of acquisitions and disposal:
Accounts receivable	277	4,104
Prepaid expenses and other current assets	(3,131)	(766)
Other assets	(168)	170
Accounts payable	1,877	(1,437)
Accrued compensation and benefits	(3,347)	(10,764)
Other accrued expenses	(7,097)	481
Deferred revenue	8,743	2,537
Other liabilities	(435)	(1,984)
Net cash provided by operating activities	63,633	18,108
Cash flows from investing activities
Purchases of property and equipment	(6,860)	(5,273)
Software development costs	(8,197)	(7,408)
Acquisitions of businesses, net of cash acquired of $2,711 and $12,355	(62,713)	(54,992)
Proceeds from disposal of business	—	23,675
Change in restricted cash	5	607
Net cash used in investing activities	(77,765)	(43,391)
Cash flows from financing activities
Payment of amounts due to Cision Owner	—	(1,940)
Proceeds from term credit facility, net of debt discount of $1,108	—	28,892
Repayments of term credit facility	(46,676)	(5,650)
Payments on capital lease obligations	—	(114)
Payments of deferred financing costs	(294)	—
Proceeds from merger and recapitalization	—	305,210
Payment of contingent consideration	(2,873)	—
Net cash provided by (used in) financing activities	(49,843)	326,398
Effect of exchange rate changes on cash and cash equivalents	(1,712)	1,409
Increase (decrease) in cash and cash equivalents	(65,687)	302,524
Cash and cash equivalents
Beginning of period	148,654	35,135
End of period	$82,967	$337,659

Supplemental disclosure of cash flows information
Issuance of securities by Cision Owner in connection with acquisition	$—	$7,000
Non-cash contribution from Cision Owner in connection with merger	—	451,139
Issuance of shares for acquisition	20,143	—

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

On March 19, 2017, the Company entered into a definitive agreement (the “Merger Agreement”) with Capitol Acquisition Corp. III (NASDAQ: CLAC; “Capitol”), a public investment vehicle, whereby the parties agreed to merge, resulting in the Company becoming a publicly listed company. This merger closed on June 29, 2017 (“Merger”), which resulted in the following (the “Transactions”):

•	Holders of 490,078 shares of Capitol common stock sold in its initial public offering exercised their rights to convert those shares to cash at a conversion price of approximately $10.04 per share, or an aggregate of approximately $4.9 million. The per share conversion price of approximately $10.04 for holders of public shares electing conversion was paid out of Capitol’s trust account, which had a balance immediately prior to the closing of approximately $326.3 million.
•	Of the remaining funds in the trust account: (i) approximately $16.2 million was used to pay Capitol’s transaction expenses and (ii) the balance of approximately $305.2 million was released to Cision to be used for working capital and general corporate purposes, including to pay down $294.0 million of the 2016 Second Lien Credit Facility, plus a 1% fee and interest. The debt repayment occurred in July 2017.
•	Immediately after giving effect to the Transactions (including as a result of the conversions described above and certain forfeitures of Capitol common stock and warrants immediately prior to the closing), there were 120,512,402 ordinary shares and warrants to purchase 24,375,596 ordinary shares of Cision issued and outstanding. During the three months ended June 30, 2018, all warrants were converted to 6,342,989 common shares (see Note 7).
•	Upon the closing, Capitol’s common stock, warrants and units ceased trading, and Cision’s ordinary shares and warrants began trading on the NYSE and NYSE MKT, respectively, under the symbol “CISN” and “CISN WS,” respectively.
•	Upon the completion of the Transactions, Canyon Holdings (Cayman), L.P., (“Cision Owner”) an exempted limited partnership formed for the purpose of owning and acquiring Cision through a series of transactions, received 82,075,873 ordinary shares of the Company and 1,969,841 warrants to purchase ordinary shares of the Company, in exchange for all of the share capital and $450.5 million in Convertible Preferred Equity Certificates (“CPECs”) of Cision. Cision Owner also obtained the right to receive certain additional securities of the Company upon the occurrence of certain events. In October 2017, as a result of the Company’s share price meeting the Minimum Target per the Merger Agreement, the Company issued 2,000,000 shares to Cision Owner.
•	At the closing of the Transactions, Cision Owner held approximately 68% of the issued and outstanding ordinary shares of the Company and stockholders of Capitol held approximately 32% of the issued and outstanding shares of the Company.

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

Notes to Condensed Consolidated Financial Statements (continued)

Prior to the June 29, 2017 Transactions, earnings per share was calculated using the two-class method. On June 29, 2017, all outstanding classes of equity of Cision were contributed in exchange for 82,075,873 common shares. Immediately after the Transactions, 120,512,402 common shares were outstanding. Subsequent to the Merger, earnings per share are calculated based on the weighted number of common shares then outstanding. As part of the Transactions, the historical number of outstanding common shares were adjusted to 28,369,644 common shares, in order to retroactively reflect the Merger exchange ratio. Historical earnings per share also gives effect to this adjustment through June 29, 2017, the date of the Merger.

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair statement have been included. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated balance sheet as of December 31, 2017 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed on March 13, 2018.

Certain prior periods amounts have been reclassified to conform to current year presentation.

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

Recent Accounting Pronouncements

The Company is an Emerging Growth Company and adopts new accounting standards using the effective dates available for nonpublic entities. However, as of December 31, 2018, the Company will no longer be classified as an Emerging Growth Company and will be adopting new accounting standards in accordance with the effective dates set for public companies. All new accounting standards whose public effective dates will have lapsed as of December 31, 2018, will be implemented by the Company during the fourth quarter of 2018 using the transition methods set forth by the FASB. The planned adoption dates outlined below have been updated to reflect the Company’s new required effective dates.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350). The ASU eliminates Step 2 of the goodwill impairment test, which requires determining the fair value of assets acquired or liabilities assumed in a business combination. Under the amendments in this update, a goodwill impairment test is performed by comparing the fair value of the reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company elected to early adopt ASU 2017-04 in the first quarter of fiscal 2018 and it did not have an impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation: Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity will account for the effects of a modification unless the fair value of the modified award is the same as the original award, the vesting conditions of the modified award are the same as the original award and the classification of the modified award as an equity instrument or liability instrument is the same as the original award. The Company adopted ASU 2017-09 in the first quarter of fiscal 2018 and it did not have an impact on the Company’s consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (continued)

Recent Accounting Pronouncements Not Yet Effective

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 supersedes existing revenue recognition requirements in ASU Topic 605, Revenue Recognition, and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The accounting for the recognition of costs related to obtaining customer contracts under Topic 606 is significantly different than current guidance, and Topic 606 will likely result in sales commissions and certain other costs capitalized, which will then be amortized over an estimated customer life. The Company will adopt this ASU during the fourth quarter of 2018, effective for fiscal year 2018, using the modified retrospective transition method. The Company is in the process of evaluating the impact of this standard on its consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the Emerging Issues Task Force), which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. This ASU is effective for the Company’s fourth quarter of 2018, with early adoption permitted. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The Company will adopt this ASU effective the fourth quarter of 2018. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. The Company is in the process of evaluating the impact of this standard on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities. This change primarily affects the accounting for equity investments, financial liabilities under the fair value options and the presentation and disclosure requirements for financial instruments. The Company will adopt this ASU effective the fourth quarter of 2018. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

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

The purchase price was $71.8 million and consisted of $60.5 million in cash, the issuance of 70,000 Class A Shares by Cision Owner with a fair value of $5.2 million and contingent consideration valued at $6.1 million. The fair value of the contingent consideration was determined using a Monte Carlo simulation, which utilized management's projections of Bulletin Intelligence revenues over the earn-out period, and is considered a Level 3 measurement. Changes in fair value subsequent to the acquisition date will be recognized in earnings each reporting period until the arrangement is settled. The Company is required to pay contingent consideration that can be earned during the years ending December 31, 2017 and December 31, 2018 for each year dependent on the achievement of financial targets as defined by the agreement with no cap. For the year ended December 31, 2017, the former owners of Bulletin Intelligence earned $2.9 million in relation to the earn out, which was paid in March 2018. On the date of acquisition, the Company entered into a loan agreement with Cision Owner for $7.0 million and recorded a payable to Cision Owner of $7.0 million in the condensed consolidated balance sheet, which was contributed in the quarter ended June 30, 2017. The $1.8 million difference between the fair value of the Class A Units and the amount due to Cision Owner has been recorded as interest expense.

The purchase price has been allocated to the assets acquired and liabilities assumed based on fair values as of the acquisition date.

The following table summarizes the allocation of the purchase price paid by the Company to the fair value of the assets and liabilities of Bulletin Intelligence acquired on March 27, 2017. The identifiable intangible assets include the trade name, customer relationships and purchased technology and are being amortized over four to ten years on an accelerated basis.  During the three months ended March 31, 2018, the Company made a measurement period adjustment to the initial purchase price allocation resulting in a goodwill decrease of $2.0 million.  The Company completed the purchase price allocation during the three months ended March 31, 2018.

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

The following table summarizes the allocation of the purchase price by the Company to the fair value of the assets and liabilities of Argus acquired on June 22, 2017. The amounts related to intangible assets shown below are subject to adjustment as additional information is obtained about the facts and circumstances that existed at the date of acquisition. The identifiable intangible assets include the trade name, customer relationships and purchased technology and are being amortized over four to eight years on an accelerated basis. The Company completed the purchase price allocation as of June 30, 2018.

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

During the quarter ended June 30, 2018, the Company made certain measurement period adjustments to the initial purchase price allocation resulting in a decrease in accounts receivable, net of $0.2 million and an increase in accounts payable and accrued liabilities of $1.3 million and an increase in goodwill of $1.5 million.

Goodwill is not deductible for tax purposes. The excess of the purchase price over the total net identifiable assets has been recorded as goodwill which is attributable primarily to synergies expected from the expanded technology and service capabilities from the integrated business as well as the value of the assembled workforce in accordance with GAAP.

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

The following table summarizes the preliminary allocation of the purchase price by the Company to the fair value of the assets and liabilities of CEDROM. The amounts related to taxes and intangible assets shown below are preliminary and subject to adjustment as additional information is obtained about the facts and circumstances that existed at the date of acquisition. The identifiable intangible assets include the trade name, customer relationships and purchased technology and are being amortized over five to twelve years on an accelerated basis. The Company expects to complete the purchase price allocation during the three months ended September 30, 2018.

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

Total acquisition costs related to the Prime acquisition were $5.4 million of which $2.3 million were incurred during the six months ended June 30, 2018 and were included in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. The acquisition was accounted for under the purchase method of accounting. The operating results are included in the accompanying condensed consolidated financial statements from January 23, 2018.

The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on fair values as of the acquisition date.

The following table summarizes the preliminary allocation of the purchase price by the Company to the fair value of the assets and liabilities of Prime. The amounts related to taxes and intangible assets shown below are preliminary and subject to adjustment as additional information is obtained about the facts and circumstances that existed at the date of acquisition. The identifiable intangible assets include the trade name, customer relationships and purchased technology and are being amortized over three to eleven years on an accelerated basis. The Company expects to complete the purchase price allocation on or before December 31, 2018.

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

The acquired entities of Bulletin Intelligence, Argus, CEDROM and Prime together contributed revenue of $35.0 million and $8.5 million for the three months ended June 30, 2018 and 2017, respectively, and $66.2 million and $8.9 million for the six months ended June 30, 2018 and 2017, respectively. Net loss from these acquisitions for the same period is impracticable to determine due to the extent of integration activities.

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

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Revenue	$187,772	$180,235	$370,106	$355,353
Net loss	(6,059)	(21,025)	(4,662)	(45,619)
Net loss per share - basic and diluted	(0.05)	(0.69)	(0.04)	(1.55)

4. Goodwill and Intangibles

Changes in the carrying amounts of goodwill since December 31, 2017 consisted of the following:

(in thousands)
Balance as of December 31, 2017	$1,136,403
Adjustments of Bulletin Intelligence	(1,950)
Adjustments of Argus	1,477
Acquisition of Prime Research	57,465
Effects of foreign currency	(13,323)
Balance as of June 30, 2018	$1,180,072

Definite-lived intangible assets consisted of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018
(in thousands)	Gross Carrying Amount	Foreign Currency Translation	Accumulated Amortization	Net Carrying Amount
Trade names and brand	$371,871	$(5,193)	$(95,708)	$270,970
Customer relationships	321,862	(15,853)	(185,947)	120,062
Purchased technology	143,711	(6,495)	(98,020)	39,196
Balances at June 30, 2018	$837,444	$(27,541)	$(379,675)	$430,228

Notes to Condensed Consolidated Financial Statements (continued)

	December 31, 2017
(in thousands)	Gross Carrying Amount	Foreign Currency Translation	Accumulated Amortization	Net Carrying Amount
Trade names and brand	$370,435	$(1,519)	$(75,273)	$293,643
Customer relationships	302,009	(12,472)	(168,460)	121,077
Purchased technology	133,830	(5,276)	(86,983)	41,571
Balances at December 31, 2017	$806,274	$(19,267)	$(330,716)	$456,291

Weighted-average useful life at June 30, 2018	Years
Trade names and brand	12.3
Customer relationships	6.7
Purchased technology	3.6

Future expected amortization of intangible assets at June 30, 2018 is as follows:

(in thousands)
Remainder of 2018	$52,257
2019	85,485
2020	62,622
2021	51,190
2022	38,027
Thereafter	140,647
$430,228

5. Debt

Debt consisted of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018
(in thousands)	Short-Term	Long-Term	Total
2017 First Lien Credit Facility	$13,269	$1,263,715	$1,276,984
Unamortized debt discount and issuance costs	—	(45,134)	(45,134)
Balances at June 30, 2018	$13,269	$1,218,581	$1,231,850

	December 31, 2017
(in thousands)	Short-Term	Long-Term	Total
2017 First Lien Credit Facility	$13,349	$1,318,262	$1,331,611
Unamortized debt discount and issuance costs	—	(52,141)	(52,141)
Balances at December 31, 2017	$13,349	$1,266,121	$1,279,470

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

The margin applicable to loans under the 2017 First Lien Dollar Term Credit Facility bearing interest at the alternate base rate is 3.25%; the margin applicable to loans under the 2017 First Lien Dollar Term Credit Facility bearing interest at the adjusted LIBOR is 4.25%, provided that each such rate is reduced by 25 basis points if the first lien net leverage ratio of Canyon Companies S.à.r.l. and its restricted subsidiaries under the 2017 First Lien Credit Facility is less than or equal to 4.00:1.00 at the end of the most recent fiscal quarter. Interest is charged on Euro borrowings under the 2017 First Lien Credit Facility at a rate based on the adjusted EURIBOR (a rate equal to the Euro interbank offered rate adjusted for statutory reserves), plus an applicable margin. The margin applicable to loans under the 2017 First Lien Euro Term Credit Facility bearing interest at the adjusted LIBOR is 4.25%, provided that each such rate is reduced by 25 basis points if the first lien net leverage ratio of Canyon Companies S.à.r.l. and its restricted subsidiaries under the 2017 First Lien Credit Facility is less than or equal to 4.00:1.00 at the end of the most recent fiscal quarter. As of June 30, 2018, the applicable interest rate under the 2017 First Lien Dollar Term Credit Facility and the 2017 First Lien Euro Term Credit Facility was 5.58% and 3.50%, respectively.

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

As of June 30, 2018, the Company had no outstanding borrowings and $1.1 million of outstanding letters of credit under the 2017 Revolving Credit Facility and $1,277.0 million outstanding under the 2017 First Lien Credit Facility.

The Company began to make quarterly principal payments starting December 31, 2017 under each of the 2017 First Lien Dollar Term Credit Facility of $2.6 million and the 2017 First Lien Euro Term Credit Facility of €0.6 million (which amount may be reduced by the application of voluntary and mandatory prepayments pursuant to the terms of the 2017 First Lien Credit Facility), with the remaining balance due June 16, 2023. During the three months ended June 30, 2018, the Company made $40.0 million in voluntary prepayments and as a result wrote down $1.5 million of deferred financing and debt issuance costs.

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

The 2017 First Lien Credit Facility includes a total net leverage financial maintenance covenant. Such covenant requires that, as of the last day of each fiscal quarter, the total net leverage ratio of Canyon Companies S.à.r.l. and its restricted subsidiaries under the 2017 First Lien Credit Facility cannot exceed the applicable ratio set forth in the 2017 First Lien Credit Facility for such quarter (subject to certain rights to cure any failure to meet such ratio as set forth in the 2017 First Lien Credit Facility). The 2017 First Lien Credit Facility is also subject to certain customary affirmative covenants and negative covenants. Under the 2017 First Lien Credit Facility, the Company’s subsidiaries have restrictions on making cash dividends, subject to certain exceptions, including that the subsidiaries are permitted to declare and pay cash dividends: (a) in any amount, so long as the total net leverage ratio under the 2017 First Lien Credit Facility would not exceed 3.75 to 1.00 after making such payment; (b) in an amount per annum not greater than 6.0% of (i) the market capitalization of the Company’s ordinary shares (based on the average closing price of its shares during the 30 trading days preceding the declaration of such payment) plus (ii) the $305.2 million in proceeds we received in the business combination with Capitol; (c) in an amount that does not exceed the sum of (i) $20.0 million, plus (ii) 50% of consolidated net income of the Company’s subsidiaries from January 1, 2016 to the end of the most recent quarter plus (iii) certain other amounts set forth in the definition of “Available Amount” in the Company’s 2017 First Lien Credit Facility (provided that it may only include the amounts of consolidated net income described in clause (ii) if the Company’s total net leverage ratio would not exceed 5.00 to 1.00 after making such payment); and (d) in an amount that does not exceed the total net proceeds we receive from any public or private offerings of its ordinary shares or similar equity interests. As of June 30, 2018, the Company was in compliance with these covenants.

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

The fair value of the Company’s First Lien Credit Facility at June 30, 2018 and December 31, 2017 was $1,272.7 million and $1,347.3 million, respectively. The fair value of the Company’s First and Second Lien debt was considered Level 2 in the fair value hierarchy.

Notes to Condensed Consolidated Financial Statements (continued)

Future Minimum Principal Payments

Future minimum principal payments of debt as of June 30, 2018 are as follows:

(in thousands)
Remainder of 2018	$6,635
2019	13,269
2020	13,269
2021	13,269
2022	13,269
Thereafter	1,217,273
$1,276,984

6. Stockholders’ Equity and Equity-Based Compensation

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2018 and December 31, 2017, there are no shares of preferred stock issued or outstanding.

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

Equity-based compensation is classified in the condensed consolidated statements of operations and comprehensive loss in a manner consistent with the statements of operations’ classification of an employee’s salary and benefits as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Cost of revenue	$89	$71	$225	$141
Selling and marketing	136	44	224	110
Research and development	110	70	233	179
General and administrative	534	748	1,528	1,496
Total equity-based compensation expense	$869	$933	$2,210	$1,926

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

The 2017 Plan reserved up to 6,100,000 ordinary shares of the Company for issuance in accordance with the plan’s terms, subject to certain adjustments. The purpose of the plan is to provide the Company’s officers, directors, employees and consultants who, by their position, ability and diligence are able to make important contributions to the Company’s growth and profitability, with an incentive to assist the Company in achieving its long-term corporate objectives, to attract and retain executive officers and other employees of outstanding competence and to provide such persons with an opportunity to acquire an equity interest in the Company.

Notes to Condensed Consolidated Financial Statements (continued)

The Company estimated the fair value of employee stock options using the Black-Scholes option pricing model. The fair values of stock options granted under the 2017 Plan were estimated using the following assumptions:

Six Months Ended June 30, 2018
Stock price volatility	50%
Expected term (years)	6.3
Risk-free interest rate	2.3%
Dividend yield	0%

A summary of employee stock option activity for the six months ended June 30, 2018 under the Company’s 2017 Plan is presented below:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value

Options outstanding as of December 31, 2017	691,500	$12.78	9.7
Granted	117,500	12.00	—
Exercised	—	—	—
Forfeited	(139,500)	12.78	—
Options outstanding as of June 30, 2018	669,500	$12.64	9.3	$1,545

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the quoted closing price of the Company’s common stock as of June 29, 2018.

A summary of restricted stock units activity for the six months ended June 30, 2018 under the Company’s 2017 Plan is presented below:

	Number of Shares Underlying Stock Awards	Weighted- Average Grant Date Fair Value
Restricted stock units outstanding as of December 31, 2017	34,945	$12.40
Granted	—	—
Vested	(375)	—
Forfeited	(12,500)	—
Restricted stock units outstanding as of June 30, 2018	22,070	$12.18

As of June 30, 2018, the Company had $3.9 million of unrecognized compensation expense related to the unvested portion of outstanding stock options and restricted stock units expected to be recognized on a straight-line basis over the weighted-average remaining service period.

7. Net Loss Per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period as retroactively adjusted for the Merger (Note 1). For the three and six months ended June 30, 2017, the Company has excluded the potential effect of warrants to purchase shares of common stock totaling 800,349 shares, additional earn out shares, as described in Note 1, and the dilutive effect of stock options and restricted stock awards, as described in Note 6, in the calculation of diluted loss per share, as the effect would be anti-dilutive due to losses incurred. During the three months ending June 30, 2018, all warrants were converted to 6,342,989 common shares. For the three and six months ended June 30, 2018, the Company has excluded the potential effect of the warrants prior to their conversion, additional earn out shares, as described in Note 1, and the dilutive effect of stock options and restricted stock awards, as described in Note 6, in the calculation of diluted loss per share, as the effect would be anti-dilutive due to losses incurred. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented below.

	Three months ended June 30,
(in thousands, except share and per share data)	2018	2017
Numerator:
Net loss	$(6,463)	$(19,148)
Denominator:
Weighted-average shares outstanding - basic and diluted	127,392,151	30,394,760

Net loss per share - basic and diluted	$(0.05)	$(0.63)

	Six months ended June 30,
(in thousands, except share and per share data)	2018	2017
Numerator:
Net loss	$(6,876)	$(42,141)
Denominator:
Weighted-average shares outstanding - basic and diluted	125,678,727	29,387,796

Net loss per share - basic and diluted	$(0.05)	$(1.43)

Notes to Condensed Consolidated Financial Statements (continued)

8. Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate adjusted to reflect the tax impact of items discrete to the fiscal period. Per ASC 740, the annual effective tax rate calculation excludes subsidiaries with pre-tax losses for which no tax benefit can be recognized. The Company’s estimates its annual effective tax rate to be approximately 114.8% in 2018. The difference between the annual effective tax rate and the effective tax rate in the quarter is due to subsidiaries with pre-tax losses for which no tax benefit can be recognized and subsidiaries in jurisdictions with a zero percent tax rate that have been removed from pre-tax book income before the annual effective tax rate is applied. The amount of pre-tax book loss removed is approximately $6.7 million. This difference also includes the impact of a $0.5 million benefit from enacted state law changes and a $0.5 million benefit from an adjustment to the SAB 118 provisional amount that were both discrete to the fiscal period. This rate includes the impact of permanent differences and an increase in the valuation allowance expected to be necessary at the end of the year for certain disallowed interest in the United States and United Kingdom. The United States permanent differences are primarily related to nondeductible transaction costs, nondeductible equity compensation and income from Canadian subsidiaries that is taxable in the United States as a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The United Kingdom permanent differences are primarily related to nondeductible interest expense. The increase in the valuation allowance in both countries is related to tax deferred interest expense that is not more likely than not realizable.

The effective tax rate for the six months ended June 30, 2017 was a benefit of 25.3%. The benefit from income taxes for the six months ended June 30, 2017 was primarily driven by non-operating losses resulting from significant interest expense and the reversal of deferred tax liabilities relating to intangible assets.

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

In accordance with SAB 118, we recorded, as a provisional estimate, an $11.9 million non-cash tax expense in the period ended December 31, 2017. This amount is a reasonable estimate of the tax effects of the Tax Act on the financial statements. The Company will continue to analyze the effects of the Tax Act on the financial statements and record any additional impacts as they are identified during the measurement period provided for in SAB 118. The provisional amounts have been adjusted for a $0.5 million benefit related to state nonconformity to the disallowed interest provisions of the Tax Act.

The Company’s estimates related to liabilities for uncertain tax positions require it to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If it determines it is more likely than not that a tax position will be sustained based on its technical merits, the Company records the impact of the position in its condensed consolidated financial statements at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. The estimates are updated at each reporting date based on the facts, circumstances and information available. As of June 30, 2018, the Company believes the reasonably possible total amount of unrecognized tax benefits that could increase or decrease in the next twelve months as a result of various statute expirations, audit closures, and/or tax settlements would not be material to its condensed consolidated financial statements.

9. Commitments and Contingencies

The Company has various non-cancelable operating leases, primarily related to office real estate, that expire through 2035 and generally contain renewal options for up to five years. Lease incentives, payment escalations and rent holidays specified in the lease agreements are accrued or deferred as appropriate as a component of rent expense which is recognized on a straight-line basis over the terms of occupancy. As of June 30, 2018 and December 31, 2017, lease related liabilities of $12.9 million and $10.2 million, respectively, is included in other liabilities.

Notes to Condensed Consolidated Financial Statements (continued)

Rent expense was $4.5 million and $3.4 million for the three months ended June 30, 2018 and 2017, respectively, and $9.1 million and $6.5 million for the six months ended June 30, 2018 and 2017, respectively.

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

10. Geographic Information

The following table lists revenue for the three and six months ended June 30, 2018 and 2017 by geographic region:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Revenue:
Americas - U.S.	$110,021	$106,182	$216,420	$206,042
Rest of Americas	16,875	13,550	32,240	25,477
EMEA	51,931	31,335	102,507	60,123
APAC	8,648	6,064	15,601	11,307
	$187,475	$157,131	$366,768	$302,949

The following table lists long-lived assets, net of amortization, as of June 30, 2018 and December 31, 2017 by geographic region:

(in thousands)	June 30, 2018	December 31, 2017
Long-lived assets, net
Americas – U.S.	$1,133,582	$1,141,210
Rest of Americas	134,946	145,837
EMEA	370,020	336,937
APAC	31,497	29,816
	$1,670,045	$1,653,800

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

Cision Ltd. and its subsidiaries (“we”, the “Company” or “Cision”) believe it is important to communicate our expectations to our securityholders. However, there may be events in the future that Cision’s management is not able to predict accurately or over which Cision has no control. The risk factors and cautionary language discussed in this report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in such forward-looking statements, including among other things:

•	our estimates of the size of the markets for our products and services;
•	the rate and degree of market acceptance of our products and services;
•	the success of other technologies that compete with our products and services or that may become available in the future;
•	the efficacy of our sales and marketing efforts;
•	the volatility of currency exchange rates;

•	volatility of the market price and liquidity of our ordinary shares;

•	our ability to effectively scale and adapt our technology;
•	our ability to identify and integrate acquisitions and technologies into our platform;
•	our plans to continue to expand internationally;
•	the performance and security of our services;
•	our ability to maintain the listing of our securities on a national securities exchange;
•	potential litigation involving Cision;
•	our ability to retain and attract qualified employees and key personnel;
•	our ability to maintain, protect and enhance our brand and intellectual property;
•	general economic conditions; and
•	the result of future financing efforts.

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

We provide our comprehensive solution principally through subscription contracts which are generally one year or longer, with different tiers of pricing depending on the level of functionality and customer support required. Our SaaS delivery model provides a stable recurring revenue base. In 2017, we generated $673.6 million of revenue, on a pro forma basis assuming a full year of revenue from Bulletin Intelligence, Argus, and CEDROM, and, on the same pro forma basis, approximately 83% of our revenue was generated by customers purchasing services on a subscription or recurring basis. We consider services recurrent if customers routinely purchase these services from us pursuant to negotiated “rate card” or similar arrangements, even if we do not have subscription agreements with them. On a pro forma basis, assuming a full year of revenue from Bulletin Intelligence, Argus, and CEDROM, our top 25 customers accounted for approximately 4% of 2017 revenues.

Acquisition

We made one new acquisition during the six months ended June 30, 2018:

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

Warrant Exchange

In May 2018, we completed an exchange offer relating to the Company’s outstanding warrants, whereby the holders of the warrants were offered 0.26 of the Company’s ordinary shares for each outstanding warrant tendered (the “Warrant Exchange Offer”). In connection with the closing of the Warrant Exchange Offer, the Company issued an aggregate of 6,100,209 ordinary shares in exchange for 23,462,423 warrants. In June 2018, the 1,037,577 outstanding warrants that did not participate in the exchange were converted into 242,780 ordinary shares pursuant to an amendment to the warrant agreement authorized in connection with the Warrant Exchange Offer. As a result of these transactions, there were no warrants outstanding as of June 30, 2018.

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

Depreciation and Amortization.  Depreciation includes depreciation of property, equipment and software. Assets acquired under capital leases and leasehold improvements are amortized. Amortization of assets acquired under capital leases is included in depreciation and amortization expense. When assets are retired or otherwise disposed of, the asset and related accumulated depreciation are eliminated from the accounts and resulting gain or loss is recorded in the results of operations. Amortization of intangible assets consist primarily of the amortization of intangibles related to trade name, brand, and customer relationships acquired through our acquisitions of Vocus, Visible, Gorkana, Viralheat, PR Newswire, Bulletin Intelligence, Argus, CEDROM and Prime.

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

Results of Operations

This section includes a summary of our historical results of operations, followed by detailed comparisons of our results for the three and six months ended June 30, 2018 and 2017. We have derived this data from our unaudited condensed consolidated financial statements included elsewhere in this report.

The following table shows certain income statement data in thousands of dollars and percentages for the periods indicated:

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017		Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
Revenue	$187,475	100.0%	$157,131	100.0%	$366,768	100.0%	$302,949	100.0%
Cost of revenue	66,757	35.6%	49,218	31.3%	131,035	35.7%	94,284	31.1%
Gross profit	120,718	64.4%	107,913	68.7%	235,733	64.3%	208,665	68.9%
Operating costs and expenses:
Sales and marketing	28,299	15.1%	28,010	17.8%	57,978	15.8%	55,300	18.3%
Research and development	8,290	4.4%	5,566	3.5%	14,990	4.1%	11,018	3.6%
General and administrative	41,538	22.2%	41,460	26.4%	87,760	23.9%	81,692	27.0%
Amortization of intangible assets	20,264	10.8%	22,466	14.3%	40,514	11.0%	43,477	14.4%
Total operating costs and expenses	98,391	52.5%	97,502	62.1%	201,242	54.9%	191,487	63.2%
Operating income	22,327	11.9%	10,411	6.6%	34,491	9.4%	17,178	5.7%
Non operating income (losses):
Foreign exchange gains (losses)	15,964	8.5%	(686)	(0.4)%	8,081	2.2%	(2,634)	(0.9)%
Interest and other income, net	348	0.2%	224	0.1%	92	-	2,273	0.8%
Interest expense	(20,474)	(10.9)%	(36,328)	(23.1)%	(40,162)	(11.0)%	(73,243)	(24.2)%
Loss on extinguishment of debt	-	-	-	-	(2,432)	(0.7)%	-	-
Total non operating loss	(4,162)	(2.2)%	(36,790)	(23.4)%	(34,421)	(9.4)%	(73,604)	(24.3)%
Income (loss) before income taxes	18,165	(9.7)%	(26,379)	(16.8)%	70	-	(56,426)	(18.6)%
Provision for (benefit from) income taxes	24,628	13.1%	(7,231)	(4.6)%	6,946	1.9%	(14,285)	(4.7)%
Net loss	$(6,463)	(3.4)%	$(19,148)	(12.2)%	$(6,876)	(1.9)%	$(42,141)	(13.9)%

Net Loss to Adjusted EBITDA Reconciliation

We define Adjusted EBITDA as net income (loss), determined in accordance with GAAP, for the period presented, before depreciation and amortization, interest expense and loss on extinguishment of debt, and income taxes, further adjusted to exclude the following items: (a) acquisition and offering-related costs and expenses; (b) stock-based compensation expense; (c) deferred revenue reduction from purchase accounting; (d) gains on sale of business; (e) sponsor fees and expenses; and (f) unrealized (gain) or loss on foreign currency translation.

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

The following table outlines the reconciliation from net loss to Adjusted EBITDA for the periods indicated:

(in thousands)	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net loss	$(6,463)	$(19,148)	$(6,876)	$(42,141)
Depreciation and amortization	33,601	34,698	66,878	67,290
Interest expense and loss on extinguishment of debt	20,474	36,328	42,594	73,243
Income tax	24,628	(7,231)	6,946	(14,285)
Acquisition and offering-related costs	8,891	12,048	19,778	20,287
Stock-based compensation	869	933	2,210	1,926
Deferred revenue reduction from purchase accounting	297	105	1,166	105
Gain on sale of business	-	-	-	(1,785)
Sponsor fees and expenses	-	144	-	284
Unrealized translation (gain) loss	(16,113)	619	(8,249)	2,394
Adjusted EBITDA	$66,184	$58,496	$124,447	$107,318

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Revenue

Revenue for the three months ended June 30, 2018 increased $30.4 million, or 19.3%, to $187.5 million. This increase was primarily driven by our acquisitions of Argus, CEDROM and Prime, a decrease in the value of the U.S. dollar versus a number of foreign currencies, principally the British Pound and the Euro, and growth in our EMEA and APAC operations. Revenue from Argus, CEDROM and Prime was $26.3 million for the three months ended June 30, 2018, a $25.3 million increase from the prior year period. Revenue from our Americas, APAC and EMEA operations, excluding Argus, CEDROM and Prime, increased $5.1 million for the three months ended June 30, 2018, due primarily to growth in subscription customers and increased press release distribution revenue and a decrease in the value of the U.S. dollar versus a number of foreign currencies. Revenue from our EMEA operations, excluding Argus, CEDROM, and Prime, increased $2.7 million for the three months ended June 30, 2018, due primarily to growth in the Nordics, France and Portugal and a decrease in the value of the U.S. dollar versus a number of foreign currencies, principally the British Pound and the Euro. Revenue from our APAC operations, excluding Prime, increased $2.0 million for the three months ended June 30, 2018, due primarily to growth in China and a decrease in the value of the U.S. dollar versus a number of foreign currencies, principally the Chinese Yuan Renminbi. The change in the U.S. dollar versus other foreign currencies in 2018 compared to 2017 increased revenue by approximately $2.7 million for the quarter ended June 30, 2018.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2018 increased $17.6 million, or 35.6%, to $66.8 million. This increase was primarily driven by our acquisitions of Argus, CEDROM and Prime, and a decrease in the value of the U.S. dollar versus a number of foreign currencies, principally the British Pound and the Euro, offset by reductions in cost of revenue in our Americas, EMEA, and APAC operations excluding Argus, CEDROM and Prime. Cost of revenue from Argus, CEDROM and Prime was $18.4 million for the three months ended June 30, 2018, a $17.6 million increase from the prior year period. The change in the U.S. dollar versus other foreign currencies in 2018 compared to 2017 increased our cost of revenue by approximately $0.9 million for the quarter ended June 30, 2018.

Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2018 increased $0.3 million, or 1.0% to $28.3 million. This increase was primarily driven by our acquisitions of Argus, CEDROM and Prime, and a decrease in the value of the U.S. dollar versus a number of foreign currencies, principally the British Pound and the Euro, offset by reductions in sales and marketing expenses in our Americas region. Sales and marketing expenses from Argus, CEDROM and Prime was $1.5 million for the three months ended June 30, 2018, a $1.4 million increase from the prior year period. Sales and marketing expenses in our Americas, EMEA, and APAC operations, excluding Argus, CEDROM, and Prime, decreased $1.1 million for the three months ended June 30, 2018 from the prior year period. The change in the U.S. dollar versus other foreign currencies in 2018 compared to 2017 increased our sales and marketing expenses by approximately $0.4 million for the quarter ended June 30, 2018.

Research and Development

Research and development expenses for the three months ended June 30, 2018 increased $2.7 million, or 48.9%, to $8.3 million. This increase was primarily driven by our acquisitions of Argus, CEDROM and Prime. Research and development expenses from Argus, CEDROM and Prime was $2.7 million for the three months ended June 30, 2018, a $2.6 million increase from the prior year period. The change in the U.S. dollar versus other foreign currencies in 2018 compared to 2017 had a nominal impact on our research and development expenses for the quarter ended June 30, 2018.

General and Administrative

General and administrative expenses were $41.5 million in both the three months ended June 30, 2018 and June 30, 2017, respectively. General and administrative expenses from our acquisitions of Argus, CEDROM and Prime were $5.5 million for the three months ended June 30, 2018, an increase of $5.2 million from the prior year period. General and administrative expenses in our Americas and EMEA operations, excluding Argus, CEDROM and Prime, decreased $5.9 million for the three months ended June 30, 2018 due primarily to reductions in salaries and wages, rent expense, transaction related expenses and a decrease in the value of the U.S. dollar versus a number of foreign currencies, principally the British Pound and the Euro. The change in the U.S. dollar versus other foreign currencies in 2018 compared to 2017 increased our general and administrative expenses by approximately $0.8 million for the quarter ended June 30, 2018.

Foreign Exchange Gains (Losses)

We recognized a $16.0 million foreign exchange gain for the three months ended June 30, 2018 and incurred a $0.7 million foreign exchange loss for the three months ended June 30, 2017 due to fluctuations in foreign exchange rates that impacted the carrying value of certain intercompany notes and our 2017 First Lien Euro Term Credit Facility.

Interest Expense

Interest expense decreased $15.8 million, or 43.6%, from $36.3 million for the three months ended June 30, 2017 to $20.5 million for the three months ended June 30, 2018. This decrease was primarily the result of our entry into the 2017 First Lien Credit Facility on August 4, 2017, and the subsequent February 8, 2018 debt repricing transaction of our 2017 First Lien Credit Facility and 2017 Revolver Credit Facility that lowered interest rates on our debt. In conjunction with our entry into the 2017 First Lien Credit Facility, we repaid $370.0 million of our 2016 Second Lien Credit Facility and refinanced $1,175 million in debt under our 2016 First Lien Credit Facility. The debt repricing transaction lowered our LIBOR rate and EURIBOR rate with respect to the 2017 First Lien Credit Facility by 1.00% and 0.75%, respectively. We also made voluntary prepayments under our 2017 First Lien Credit Facility during the three months ended June 30, 2018 of $40.0 million.

Provision For (Benefit) From Income Taxes

For the three months ended June 30, 2018, we recorded an expense from income taxes of $24.6 million versus a benefit from income taxes of $7.2 million for the three months ended June 30, 2017. The expense from income taxes for the quarter ended June 30, 2018 is a result of having a pre-tax book loss last quarter but now having pre-tax book income for this quarter and using the annual effective tax rate methodology. The annual effective tax rate was impacted by unfavorable permanent differences and increases in valuation in the United States and United Kingdom. The United States permanent differences are primarily related to nondeductible transaction costs, nondeductible equity compensation and income from the Canadian subsidiaries that is taxable in the United States as a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The United Kingdom permanent differences are primarily related to nondeductible interest expense. The increase in the valuation allowance in both countries is related to tax deferred interest expense that is not more likely than not realizable.

The benefit from income taxes for the quarter ended June 30, 2017 was primarily driven by non-operating losses resulting from significant interest expense.

Other Comprehensive Income (Loss)

Other comprehensive loss was $25.4 million for the three months ended June 30, 2018 versus other comprehensive income of $16.7 million for the three months ended June 30, 2017. Other comprehensive loss for the quarter ended June 30, 2018 was primarily due to foreign currency translation losses that resulted from a weakening of the U.S. dollar versus certain foreign currencies, primarily the British Pound and the Euro, since December 31, 2017. Other comprehensive income for the three months ended June 30, 2017 was primarily due to foreign currency translation gains that resulted from a strengthening of the U.S. dollar versus certain foreign currencies, primarily the British Pound and the Euro, since December 31, 2016.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Revenue

Revenue for the six months ended June 30, 2018 increased $63.9 million, or 21.1%, to $366.8 million. This increase was primarily driven by our acquisitions of Bulletin Intelligence, Argus, CEDROM and Prime, a decrease in the value of the U.S. dollar versus a number of foreign currencies, principally the British Pound and the Euro, and growth in our EMEA and APAC regions, offset by the divestiture of our Vintage business. Revenue from Bulletin Intelligence, Argus, CEDROM and Prime was $66.2 million for the six months ended June 30, 2018, a $57.2 million increase from the prior year period. Revenue from our EMEA and APAC operations, excluding Argus, CEDROM, and Prime for the six months ended June 30, 2018 increased $10.8 million, due primarily to growth in subscription customers, increased press release distribution revenue, and a decrease in the value of the U.S. dollar versus a number of foreign currencies. Revenue from our Vintage business for the six months ended June 30, 2017 was $3.4 million. We divested our Vintage business in March 2017. The change in the U.S. dollar versus other foreign currencies in 2018 compared to 2017 increased revenue by approximately $7.2 million for the six months ended June 30, 2018.

Cost of Revenue

Cost of revenue for the six months ended June 30, 2018 increased $36.7 million, or 39.0%, to $131.0 million. This increase was primarily driven by our acquisitions of Bulletin Intelligence, Argus, CEDROM and Prime, and a decrease in the value of the U.S. dollar versus a number of foreign currencies, principally the British Pound and the Euro, offset by a reduction in costs related to the divestiture of our Vintage business. Cost of revenue from Bulletin Intelligence, Argus, CEDROM and Prime was $44.1 million for the six months ended June 30, 2018, a $38.9 million increase from the prior year period. Cost of revenue attributed to our Vintage business for the six months ended June 30, 2017 was $2.7 million. We divested our Vintage business in March 2017. The change in the U.S. dollar versus other foreign currencies in 2018 compared to 2017 increased cost of revenue by approximately $2.2 million for the six months ended June 30, 2018.

Sales and Marketing

Sales and marketing expenses for the six months ended June 30, 2018 increased $2.7 million, or 4.8%, to $58.0 million. This increase was primarily driven by our acquisitions of Bulletin Intelligence, Argus, CEDROM and Prime, and a decrease in the value of the U.S. dollar versus a number of foreign currencies, principally the British Pound and the Euro, offset by a reduction in costs related to the divestiture of our Vintage business and a reduction in sales and marketing expenses in our Americas operation. Sales and marketing expenses from Bulletin Intelligence, Argus, CEDROM and Prime were $5.8 million for the six months ended June 30, 2018, a $4.7 million increase from the prior year period. Sales and marketing expenses attributed to our Vintage business for the six months ended June 30, 2017 was $0.6 million. We divested our Vintage business in March 2017. Sales and marketing expenses in our Americas operation, exclusive of Vintage, Bulletin Intelligence, and CEDROM, decreased $4.0 million due primarily to a reduction in sales and marketing personnel. The change in the U.S. dollar versus other foreign currencies in 2018 compared to 2017 increased sales and marketing expenses by approximately $1.1 million for the six months ended June 30, 2018.

Research and Development

Research and development expenses for the six months ended June 30, 2018 increased $4.0 million, or 36.1%, to $15.0 million. This increase was primarily driven by our acquisitions of Argus, CEDROM and Prime, and a decrease in the value of the U.S. dollar versus a number of foreign currencies, principally the British Pound and the Euro. Research and development expenses from Argus, CEDROM and Prime were $4.1 million for the six months ended June 30, 2018, a $4.1 million increase from the prior year period. The change in the U.S. dollar versus other foreign currencies in 2018 compared to 2017 increased sales and marketing expenses by approximately $0.2 million for the six months ended June 30, 2018.

General and Administrative

General and administrative expenses for the six months ended June 30, 2018 increased $6.1 million, or 7.4%, to $87.8 million. This increase was primarily driven by our acquisitions of Bulletin Intelligence, Argus, CEDROM and Prime, a decrease in the value of the U.S. dollar versus a number of foreign currencies, principally the British Pound and the Euro, a $1.7 million increase in bad debt expense, offset by a $4.3 million reduction in acquisition and integration related expenses, and a $2.2 million reduction in compensation related expenses, and a reduction in costs related to the divestiture of our Vintage business. General and administrative expenses from Bulletin Intelligence, Argus, CEDROM and Prime were $12.0 million for the six months ended June 30, 2018, a $10.9 million increase from the prior year period. General and administrative expenses attributed to our Vintage Business for the six months ended June 30, 2017 was $0.2 million. We divested our Vintage business in March 2017. The decrease in the U.S. dollar versus the British Pound, Euro, Canadian Dollar, and other foreign currencies in 2018 compared to 2017 increased our general and administrative expenses by approximately $2.3 million for the six months ended June 30, 2018.

Foreign Exchange Gains (Losses)

We recognized a $8.1 million foreign exchange gain for the six months ended June 30, 2018 and a $2.6 million foreign exchange loss for the six months ended June 30, 2017 due to fluctuations in foreign exchange rates that impacted the carrying value of certain intercompany notes and our 2017 First Lien Euro Term Credit Facility.

Interest and Other Income, Net

We recognized $2.3 million of interest and other income, net for the six months ended June 30, 2017, which was primarily driven by a $1.8 million gain on the sale of our Vintage business.

Interest Expense

Interest expense decreased $33.0 million, or 45.2%, from $73.2 million for the six months ended June 30, 2017 to $40.2 million for the six months ended June 30, 2018. This decrease was primarily the result of our entry into the 2017 First Lien Credit Facility, and the subsequent February 8, 2018 debt repricing transaction that lowered interest rates on our debt. In conjunction with our entry into the 2017 First Lien Credit Facility, we repaid $370.0 million of our 2016 Second Lien Credit Facility and refinanced $1,175 million in debt under our 2016 First Lien Credit Facility. The debt repricing transaction lowered our LIBOR rate and EURIBOR rate with respect to the 2017 First Lien Credit Facility by 1.00% and 0.75%, respectively. We also made voluntary prepayments under our 2017 First Lien Credit Facility during the six months ended June 30, 2018 of $40.0 million.

Provision For (Benefit From) Income Taxes

For the six months ended June 30, 2018, we recorded an expense from income taxes of $6.9 million versus a benefit from income taxes of $14.3 million for the six months ended June 30, 2017. The expense from income taxes for the six months ended June 30, 2018 is a result of having pre-tax book income and using the annual effective tax rate methodology. The annual effective tax rate was impacted by unfavorable permanent differences and increases in valuation in the United States and United Kingdom. The United States permanent differences are primarily related to nondeductible transaction costs, nondeductible equity compensation and income from the Canadian subsidiaries that is taxable in the United States as a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The United Kingdom permanent differences are primarily related to nondeductible interest expense. The increase in the valuation allowance in both countries is related to tax deferred interest expense that is not more likely than not realizable.

The benefit from income taxes for the six months ended June 30, 2017 was primarily driven by non-operating losses resulting from significant interest expense.

Other Comprehensive Income (Loss)

Other comprehensive loss was $18.3 million for the six months ended June 30, 2018 versus other comprehensive income of $22.6 million for the six months ended June 30, 2017. Other comprehensive loss for the six months ended June 30, 2018 was primarily due to foreign currency translation losses that resulted from a weakening of the U.S. dollar versus certain foreign currencies, primarily the British Pound and the Euro, since December 31, 2017. Other comprehensive income for the six months ended June 30, 2017 was primarily due to foreign currency translation gains that resulted from a strengthening of the U.S. dollar versus certain foreign currencies, primarily the British Pound and the Euro, since December 31, 2016.

Liquidity and Capital Resources

Overview

We fund our business primarily with cash generated from operations and from borrowings under our 2017 First Lien Credit Facility. We use cash to satisfy our contractual obligations and to fund other non-contractual business needs.

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

We believe that our existing cash on hand and cash flow from operations will be sufficient to fund our currently anticipated working capital, capital expenditure, and debt service requirements, for at least the next twelve months. While we have a history of a negative working capital position, as calculated by subtracting current liabilities from current assets, substantially all of this negative balance is created by deferred revenue, which does not represent a liability that will be settled in cash. As of June 30, 2018, excluding both cash balances and deferred revenue, our current assets exceed our current liabilities by $12.8 million.

The dollar and Euro tranches of our 2017 First Lien Credit Facility require quarterly principal repayments in the amount of $2.6 million and €0.6 million per quarter, respectively, which are insignificant compared to the cash we expect to generate from operations. The 2017 First Lien Credit Facility does not mature until 2023, and therefore is not considered to impact our liquidity needs over the next several years. We have been in compliance with all of our applicable credit facility covenants through June 30, 2018.

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

For the six months ended June 30, 2018, net cash provided by operating activities was $63.6 million, which includes the cash costs incurred to execute the strategic business combination we made during the first half of 2018. For the six months ended June 30, 2018, excluding the impact of the acquisition of Prime, net cash used in investing activities was $15.1 million. For the six months ended June 30, 2018, net cash used in financing activities was $49.8 million.

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

Our ability to pay cash dividends on our ordinary shares will be subject to our continued compliance with the terms of our credit facilities. Under our 2017 First Lien Credit Facility, our subsidiaries have restrictions on making cash dividends to us, subject to certain exceptions, including that our subsidiaries are permitted to declare and pay cash dividends:

•	in any amount, so long as the total net leverage ratio under our 2017 First Lien Credit Facility would not exceed 3.75 to 1.00 after making such payment;

•	in an amount per annum not greater than 6.0% of (i) the market capitalization of our ordinary shares (based on the average closing price of our shares during the 30 trading days preceding the declaration of such payment) plus (ii) the $305.2 million in proceeds we received in the Merger;

•	in an amount that does not exceed the sum of (i) $20.0 million, plus (ii) 50% of consolidated net income of our subsidiaries from January 1, 2016 to the end of the most recent quarter plus (iii) certain other amounts set forth in the definition of “Available Amount” in our 2017 First Lien Credit Facility (provided that we may only include the amounts of consolidated net income described in clause (ii) if our total net leverage ratio would not exceed 5.00 to 1.00 after making such payments; and
•	in an amount that does not exceed the total net proceeds we receive from any public or private offerings of our ordinary shares or similar equity interests.

As of June 30, 2018, we had $83.0 million of cash and cash equivalents on hand, and we had aggregate unused availability of $73.9 million under our 2017 Revolving Credit Facility. Borrowings under this facility bear interest at a variable rate and are a significant source of our liquidity. Our liquidity needs, including our funding of acquisition activities, causes the aggregate amount of outstanding borrowings under our 2017 Revolving Credit Facility to fluctuate. Accordingly, the amount of borrowing capacity available to us can fluctuate depending on operating cash flows, debt service requirements and acquisition and investment activity.

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

As of June 30, 2018, $49.2 million of cash and cash equivalents were held outside of the United States. We have not provided for income taxes on $50.0 million of undistributed earnings of our foreign subsidiaries, other than certain Canadian subsidiaries, as the earnings are considered permanently reinvested. Notwithstanding this, as part of the enactment of the Tax Act, we have accrued a $5.5 million transition tax related to our Canadian subsidiaries. This amount includes an estimated $2.1 million of Canadian withholding taxes on the future repatriation of cash from Canada to the United States. In addition, the tax provision for the six months ended June 30, 2018 for the United States includes an income inclusion related to the earnings of its Canadian subsidiaries as a result of the recently enacted Tax Act. The United States does not currently have accumulated earnings and profits and the majority of the other foreign jurisdictions can distribute their earnings to us without significant additional taxation. Accordingly, we have determined that any deferred tax liability associated with a distribution of the undistributed earnings would be immaterial.

Debt Obligations

The following describes the components of our debt obligations as of June 30, 2018. For more information regarding these transactions, see Note 5 to our condensed consolidated financial statements.

2017 First Lien Credit Facility

On August 4, 2017, we entered into the 2017 Frist Lien Credit Facility with Deutsche Bank AG, New York Branch, as administrative agent and collateral agent, and a syndicate of commercial lenders from time to time party thereto. The 2017 First Lien Credit Facility provided for a tranche of refinancing term loans which refinanced the term loans under our 2016 First Lien Credit Agreement in full and provided for additional term loans of $131.2 million. The 2017 First Lien Credit Facility, on the date of effectiveness, consisted of: (i) a revolving loan facility, which permits borrowings and letters of credit of up to $75.0 million, of which, up to $25.0 million may be used or issued as standby and trade letters of credit; (ii) a $960.0 million Dollar-denominated term credit facility (the “2017 First Lien Dollar Term Credit Facility”) and (iii) a €250.0 million Euro-denominated term credit facility (the “2017 First Lien Euro Term Credit Facility”). We used the proceeds from the 2017 First Lien Term Credit Facility to repay all amounts then outstanding under our 2016 First Lien Credit Facility, all amounts outstanding under our 2016 Second Lien Credit Facility, pay all related fees and expenses, and retained remaining cash for general corporate purposes. We terminated the agreement governing the 2016 Second Lien Credit Facility in connection with effecting the 2017 First Lien Credit Facility.

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

On April 30, 2018 and June 29, 2018, we made voluntary prepayments of $30.0 million and $10.0 million, respectively. As of June 30, 2018, we had no outstanding borrowings and $1.1 million of outstanding letters of credit under our 2017 Revolving Credit Facility and $1,277.0 million outstanding under the 2017 First Lien Term Credit Facility.

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

Revolving borrowings in Canadian dollars bear interest at the adjusted Canadian dollar banker’s acceptance rate plus an applicable margin. Following the Repricing, the margin applicable to loans under the 2017 Revolving Credit Facility bearing interest at the alternate base rate, the adjusted LIBOR, and the adjusted Euro interbank offered rate bear interest at rates of 2.25%, 3.25%, and 3.50%, respectively. As of June 30, 2018, the applicable interest rate under the 2017 First Lien Dollar Term Credit Facility and the 2017 First Lien Euro Term Credit Facility was 5.58% and 3.50%, respectively.

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

We may also be required to make certain mandatory prepayments of the 2017 First Lien Term Credit Facility out of excess cash flow and upon the receipt of proceeds of asset sales and certain insurance proceeds (in each case, subject to certain minimum dollar thresholds and rights to reinvest the proceeds as set forth in the 2017 First Lien Credit Facility). For the fiscal year ended December 31, 2017, no mandatory prepayments were due pursuant to the terms of the 2017 First Lien Term Credit Facility. No excess cash flow payment was required during the six months ended June 30, 2018.

The obligations under the 2017 First Lien Credit Facility are secured by substantially all of the assets of Canyon Companies S.à.r.l. and each of its subsidiaries organized in the United States (or any state thereof), the United Kingdom, the Netherlands, Luxembourg, and Ireland, subject to certain exceptions.

The 2017 First Lien Credit Facility includes a springing financial covenant applicable solely to the 2017 Revolving Credit Facility that is tested at such time that 35% or more (excluding letters of credit that have been cash collateralized and letters of credit in an amount not to exceed $4.0 million) of the aggregate commitments under the 2017 Revolving Credit Facility are drawn and outstanding. Such springing financial covenant requires that, as of the last day of each fiscal quarter, the total net leverage ratio of Canyon Companies S.à.r.l. and its restricted subsidiaries under the 2017 First Lien Credit Facility cannot exceed the applicable ratio set forth in the 2017 First Lien Credit Facility for such quarter (subject to certain rights to cure any failure to meet such ratio as set forth in the 2017 First Lien Credit Facility). The 2017 First Lien Credit Facility is also subject to certain customary affirmative covenants and negative covenants. Under our 2017 First Lien Credit Facility, our subsidiaries have restrictions on making cash dividends to us, subject to certain exceptions, including that our subsidiaries are permitted to declare and pay cash dividends:

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

Cash Flow Analysis

The following tables reflect the changes in cash flows for the comparative periods presented.

	Six Months Ended June 30,
(in thousands)	2018	2017	Net Change
Net cash provided by (used in):
Operating activities	$63,633	$18,108	$45,525
Investing activities	(77,765)	(43,391)	(34,374)
Financing activities	(49,843)	326,398	(376,241)
Effect of exchange rate changes on cash and cash equivalents	(1,712)	1,409	(3,121)
Net change in cash and cash equivalents	$(65,687)	$302,524	$(368,211)

Cash Flow Provided By Operating Activities

Net cash flows from operating activities consists of net loss adjusted for non-cash items, such as: depreciation and amortization of property and equipment and intangible assets; non-cash interest charges; deferred income taxes; unrealized currency translation losses; equity-based compensation; and for changes in net working capital assets and liabilities. The impact of changes in deferred income taxes primarily relates to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Generally, the most significant factor impacting changes in deferred income taxes relates to nondeductible amortization expense associated with intangible assets.

Net cash provided by operating activities increased $45.5 million to $63.6 million for the six months ended June 30, 2018, from net cash provided by operating activities of $18.1 million for the six months ended June 30, 2017. Net cash provided by operating activities for the six months ended June 30, 2018 reflects a $8.7 million increase in deferred revenue due to the timing of invoicing to our subscription customers, a $7.1 million decrease in other accrued expenses due to the timing of vendor invoices, a $3.3 million decrease in accrued compensation and benefits due to the timing of payment of annual bonuses, and a $3.1 million increase in prepaid expenses and other current assets primarily due to the timing of advance payments for business expenses.

Net cash provided by operating activities for the six months ended June 30, 2017 reflects a $2.5 million increase in deferred revenue due to the timing of invoicing to our subscription customers, a $10.8 million decrease in accrued compensation and benefits due to the timing of payment of annual bonuses, and a negative deferred income tax impact of $15.5 million due to a deferred tax benefit included within our tax provision.

Cash Flow Used In Investing Activities

Net cash used in investing activities was $77.8 million for the six months ended June 30, 2018, reflects $62.7 million used for our acquisition of Prime, net of cash acquired, capitalized software development costs of $8.2 million, and purchases of property plant and equipment of $6.9 million.

Net cash used in investing activities was $43.4 million for the six months ended June 30, 2017. This figure included $55.0 million in cash, net of cash acquired, used for our acquisitions of Bulletin Intelligence and Argus, offset by approximately $23.7 million in cash received for the sale of Vintage after funds deposited in escrow and transaction expenses, capitalized software development costs of $7.4 million and purchases or property and equipment of $5.3 million.

Cash Flow Provided By/Used In Financing Activities

Net cash used in financing activities was $49.8 million for the six months ended June 30, 2018 which reflects $46.7 million in repayments of our term loan facility, $0.3 million in deferred financing payments, and contingent consideration payments of $2.9 million related to the Bulletin Intelligence earnout agreement.

Net cash provided by financing activities was $326.4 million for the six months ended June 30, 2017, which reflects $305.2 million in proceeds from the issuance of equity in connection with our merger with Capitol, offset by borrowings under our term loan facility of $28.9 million used to fund our acquisitions of Bulletin Intelligence and Argus.

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

Interest Rate Risk

Our Credit Facilities bear interest at variable rates based on LIBOR plus a fixed margin. As of June 30, 2018, we had $1,277 million in outstanding borrowings under our Credit Facilities. At LIBOR and EURIBOR rates below 3.5% and 0.5%, respectively, 100.0% of our outstanding borrowings bear interest at variable rates. Outstanding borrowings under our Credit Facilities are subject to a 1% LIBOR floor. As of June 30, 2018, the 3-month LIBOR rate and 3-month EURIBOR rate were approximately 2.3% and 0.0%, respectively. A hypothetical 1% increase in the interest rate on our indebtedness as of June 30, 2018 would have increased our cash interest expense by approximately $12.8 million per annum.

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

Item 4. – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2018. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2018 because of the material weakness in our internal control over financial reporting described below.

Material Weakness in Internal Control Over Financial Reporting

As of June 30, 2018, our management has concluded that we did not maintain effective controls over the preparation and review of the income tax benefit or expense and related current and deferred income tax accounts. Specifically, a deficiency in the design of our controls did not ensure that the information used to prepare the income tax benefit and related current and deferred income tax accounts was complete and accurate. This material weakness did not result in a material misstatement to our financial statements or disclosures, but did result in out-of-period adjustments in our benefit for income taxes and deferred tax liabilities that were individually, and in the aggregate, immaterial during the year ended December 31, 2017. We have, however, determined that the deficiency could result in a misstatement of the benefit for income taxes and current and deferred income tax accounts that would result in a material misstatement of the annual or interim financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency represents a material weakness in internal control over financial reporting as of June 30, 2018. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

In connection with the preparation of our definitive proxy statement prepared for the 2018 annual shareholders meeting, our Chief Executive Officer and Chief Financial Officer also noted that we failed to include in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2017 certain information relating to director compensation required by Item 11 of Form 10-K. We are currently reviewing our disclosure controls and procedures to correct the deficiency that led to this omission and expect to implement changes in the near term.

Changes in Internal Control Over Financial Reporting

As disclosed above under “Material Weakness in Internal Control Over Financial Reporting” and “Remediation Plan”, we have begun the process of remediating the above material weakness. There have been no changes in our internal control over financial reporting (as defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. – Risk Factors

At June 30, 2018, except for the revised risk factor set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 13, 2018, which are accessible on the SEC’s website at www.sec.gov.

We incur increased costs and obligations as a result of being a public company.

As a publicly traded company, we incur significant legal, accounting and other expenses that we were not required to incur as a privately held company, particularly after we cease to be an “emerging growth company” as defined under the Jumpstart Our Business Startups Act, as amended (the “JOBS Act”). In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, as well as under the Sarbanes-Oxley Act, the JOBS Act, and the rules and regulations of the SEC and national securities exchanges have created uncertainty for public companies and increased the costs and the time that our board of directors and management must devote to complying with these rules and regulations. We expect these rules and regulations to increase our legal and financial compliance costs and lead to a diversion of management time and attention from revenue generating activities.

Furthermore, the maintenance of the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition. As of March 31, 2018, our management has concluded that we did not maintain effective controls over the preparation and review of the income tax provision and related current and deferred income tax accounts. Specifically, a deficiency in the design of our controls did not ensure that the information used to prepare the income tax provision and related current and deferred income tax accounts was complete and accurate. Accordingly, management determined that the control deficiency represented a material weakness in our internal control over financial reporting as of March 31, 2018. In May 2018, our management also noted that we failed to include in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2017 certain information relating to director compensation required by Item 11 of Form 10-K. For more information, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Disclosure Controls and Procedures” in Amendment No. 2 to our Form 10-K for the year ended December 31, 2017, which is incorporated by reference in this prospectus. We have made, and will continue to make, enhancements to our internal controls and disclosure controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a publicly traded company. However, the measures we take may not be sufficient to satisfy our obligations as a publicly traded company.

For as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We will cease to be an “emerging growth company” as of December 31, 2018 as a result of our public float exceeding $700.0 million as of June 30, 2018.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. – Defaults Upon Senior Securities

None.

Item 4. – Mine Safety Disclosures

Not applicable.

Item 5. – Other Information

None.

Item 6. – Exhibits

Exhibit	Description
2.1	Agreement and Plan of Merger, dated as of March 19, 2017, by and among Capitol Acquisition Corp. III, Capitol Acquisition Holding Company Ltd., Capitol Acquisition Merger Sub, Inc., Canyon Holdings (Cayman), L.P. and Canyon Holdings S.a r.l. (incorporated by reference to the definitive Proxy Statement/Prospectus filed on June 15, 2017).
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of April 7, 2017, by and among Capitol Acquisition Corp. III, Capitol Acquisition Holding Company Ltd., Capitol Acquisition Merger Sub, Inc., Canyon Holdings (Cayman), L.P. and Canyon Holdings S.a r.l. (incorporated by reference to the definitive Proxy Statement/Prospectus filed on June 15, 2017).
3.1	Amended and Restated Memorandum and Articles of Association of Cision Ltd. (incorporated by reference to the Current Report on Form 8-K filed on July 6, 2017).
4.1	Specimen Ordinary Share Certificate of Capitol Acquisition Holding Company Ltd. (incorporated by reference to the Registration Statement on Form S-4/A filed on June 14, 2017).
4.2	Specimen Warrant Certificate of Capitol Acquisition Corp. III (incorporated by reference to the Registration Statement on Form S-4/A filed on June 14, 2017).
4.3	Amended and Restated Warrant Agreement between Continental Stock Transfer & Trust Company and Cision Ltd. (incorporated by reference to the Annual Report on Form 10-K filed on March 13, 2018).
4.4	Amendment No. 1 to Amended and Restated Warrant Agreement between Continental Stock Transfer & Trust Company and Cision Ltd. (incorporated by reference to the Current Report on Form 8-K filed on May 18, 2018).

10.1	Registration Rights Agreement between Cision Ltd. and certain holders identified therein (incorporated by reference to the Current Report on Form 8-K filed on July 6, 2017).
10.2	Director Nomination Agreement between Cision Ltd., Canyon Holdings (Cayman), L.P. and the other parties named therein (incorporated by reference to the Current Report on Form 8-K filed on July 6, 2017).
10.3	2017 Omnibus Incentive Plan (incorporated by reference to the definitive Proxy Statement/Prospectus filed on June 15, 2017).
10.4	Form of Non-Equity Incentive Plan (incorporated by reference to the Registration Statement on Form S-4/A filed on June 14, 2017).
10.5	Form of Director Indemnification Agreement (Affiliates of Canyon Holdings (Cayman), L.P.) (incorporated by reference to the Current Report on Form 8-K filed on July 6, 2017).
10.6	Form of Director Indemnification Agreement (Affiliates of Capitol Acquisition Management 3 LLC and Capitol Acquisition Founder 3 LLC) (incorporated by reference to the Current Report on Form 8-K filed on July 6, 2017).
10.7	Form of Director and Officer Indemnification Agreement (Officers and Independent Directors) (incorporated by reference to the Current Report on Form 8-K filed on July 6, 2017).
10.8	First Lien Credit Agreement (incorporated by reference to the Registration Statement on Form S-4/A filed on June 14, 2017).
10.9	Amendment to First Lien Credit Agreement (incorporated by reference to the Registration Statement on Form S-4/A filed on June 14, 2017).
10.10	Support Agreement (incorporated by reference to the Registration Statement on Form S-4/A filed on June 14, 2017).
10.11	Employment Agreement between Cision U.S. Inc. and Kevin Akeroyd (incorporated by reference to the Current Report on Form 8-K filed on July 6, 2017).
10.12	Employment Agreement between Cision U.S. Inc. and Jack Pearlstein (incorporated by reference to the Current Report on Form 8-K filed on July 6, 2017).
10.13	Employment Agreement between PR Newswire Association, LLC and Whitney Benner (incorporated by reference to the Registration Statement on Form S-4 filed on April 17, 2018).
10.14	Employment Agreement between PR Newswire Association, LLC and Jason Edelboim (incorporated by reference to the Registration Statement on Form S-4 filed on April 17, 2018).
10.15	Office Lease Between Cision U.S. Inc. and BFPRU I, LLC (incorporated by reference to the Current Report on Form 8-K filed on July 6, 2017).
10.16	Refinancing Amendment and Incremental Facility Amendment (incorporated by reference to the Current Report on Form 8-K filed on August 7, 2017).
10.17	Form of Restricted Stock Unit Agreement pursuant to the Cision Ltd. 2017 Omnibus Incentive Plan (incorporated by reference to the Quarterly Report on Form 10-Q filed on November 9, 2017).
10.18	Form of Nonqualified Stock Option Agreement pursuant to the Cision Ltd. 2017 Omnibus Incentive Plan (incorporated by reference to the Quarterly Report on Form 10-Q filed on November 9, 2017).
10.19	Incremental Facility Amendment to First Lien Credit Agreement (incorporated by reference to the Current Report on Form 8-K filed on December 20, 2017).
10.20	Repricing Amendment to First Lien Credit Agreement (incorporated by reference to the Current Report on Form 8-K filed on February 8, 2018).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

** Certification has been furnished, is not deemed filed and is not to be incorporated by reference into any of the registrant’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CISION LTD.

Dated: August 9, 2018	By:	/s/ Jack Pearlstein
	Name:	Jack Pearlstein
	Title:	Chief Financial Officer

	By:	/s/ Steve Solomon
	Name:	Steve Solomon
	Title:	Chief Accounting Officer

