Form 10-Q
period 2018-09-30
CISION LTD.
filed 2018-11-08
CIK 1701040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of ordinary shares, par value $0.0001 per share, of the registrant outstanding at November 7, 2018 was 132,713,555.

CISION LTD. AND ITS SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

Item 1. – Financial Statements

Cision Ltd. and its Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share and share amounts)

(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$84,192	$148,654
Accounts receivable, net	113,821	113,008
Prepaid expenses and other current assets	21,426	19,896
Total current assets	219,439	281,558
Property and equipment, net	54,032	53,578
Other intangible assets, net	406,515	456,291
Goodwill	1,179,597	1,136,403
Other assets	6,429	7,528
Total assets	$1,866,012	$1,935,358
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$13,251	$13,349
Accounts payable	12,560	13,327
Accrued compensation and benefits	25,718	25,873
Other accrued expenses	75,128	73,483
Current portion of deferred revenue	140,493	140,351
Total current liabilities	267,150	266,383
Long-term debt, net of current portion	1,206,313	1,266,121
Deferred revenue, net of current portion	1,258	1,412
Deferred tax liability	65,068	62,617
Other liabilities	20,778	22,456
Total liabilities	1,560,567	1,618,989
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value, 480,000,000 shares authorized; 132,713,555 and 122,634,922 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	13	12
Additional paid-in capital	795,668	771,813
Accumulated other comprehensive loss	(55,907)	(35,111)
Accumulated deficit	(434,329)	(420,345)
Total stockholders' equity	305,445	316,369
Total liabilities and stockholders' equity	$1,866,012	$1,935,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cision Ltd. and its Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue	$177,236	$159,729	$544,004	$462,678
Cost of revenue	69,177	53,287	200,212	147,571
Gross profit	108,059	106,442	343,792	315,107
Operating costs and expenses
Sales and marketing	27,367	27,931	85,345	83,231
Research and development	7,292	5,661	22,282	16,679
General and administrative	39,002	36,127	126,762	117,819
Amortization of intangible assets	20,167	22,829	60,681	66,306
Total operating costs and expenses	93,828	92,548	295,070	284,035
Operating income	14,231	13,894	48,722	31,072
Non operating income (expense):
Foreign exchange gains (losses)	2,196	802	10,277	(1,832)
Interest and other income, net	380	177	472	2,450
Interest expense	(19,785)	(23,063)	(59,947)	(96,306)
Loss on extinguishment of debt	-	(51,872)	(2,432)	(51,872)
Total non operating loss	(17,209)	(73,956)	(51,630)	(147,560)
Loss before income taxes	(2,978)	(60,062)	(2,908)	(116,488)
Provision for (benefit from) income taxes	3,070	(13,653)	10,016	(27,938)
Net loss	$(6,048)	$(46,409)	$(12,924)	$(88,550)
Other comprehensive income (loss) - foreign currency translation adjustments	(2,479)	13,371	(20,796)	35,965
Comprehensive loss	$(8,527)	$(33,038)	$(33,720)	$(52,585)
Net loss per share:
Basic and diluted	$(0.05)	$(0.38)	$(0.10)	$(1.47)
Weighted-average shares outstanding used in computing per share amounts:
Basic and diluted	131,104,859	120,584,316	127,507,314	60,120,689

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cision Ltd. and its Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(12,924)	$(88,550)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	100,186	103,392
Non-cash interest charges and amortization of debt discount and deferred financing costs	10,158	62,824
Equity-based compensation expense	3,713	2,944
Provision for doubtful accounts	3,972	2,247
Deferred income taxes	3,437	(29,970)
Unrealized foreign currency losses (gains)	(10,338)	1,551
Gain on sale of business	—	(1,785)
Other	86	(171)
Changes in operating assets and liabilities, net of effects of acquisitions and disposal:
Accounts receivable	967	7,018
Prepaid expenses and other current assets	(1,133)	1,072
Other assets	(726)	113
Accounts payable	(1,721)	(2,110)
Accrued compensation and benefits	(321)	(10,207)
Other accrued expenses	(7,320)	(4,123)
Deferred revenue	1,767	(3,593)
Other liabilities	(14)	(2,310)
Net cash provided by operating activities	89,789	38,342
Cash flows from investing activities
Purchases of property and equipment	(10,325)	(7,746)
Software development costs	(12,026)	(11,365)
Acquisitions of businesses, net of cash acquired of $2,711 and $12,355	(66,463)	(54,992)
Proceeds from disposal of business	—	23,675
Change in restricted cash	5	607
Net cash used in investing activities	(88,809)	(49,821)
Cash flows from financing activities
Proceeds from revolving credit facility	—	5,000
Repayment of revolving credit facility	—	(38,475)
Payment of amounts due to Cision Owner	—	(1,940)
Proceeds from term credit facility, net of debt discount of $10,091	—	1,275,634
Repayments of term credit facility	(59,989)	(1,494,501)
Payments on capital lease obligations	—	(171)
Payments of deferred financing costs	(294)	—
Proceeds from merger and recapitalization	—	305,210
Payment of contingent consideration	(2,873)	—
Net cash provided by (used in) financing activities	(63,156)	50,757
Effect of exchange rate changes on cash and cash equivalents	(2,286)	2,319
Increase (decrease) in cash and cash equivalents	(64,462)	41,597
Cash and cash equivalents
Beginning of period	148,654	35,135
End of period	$84,192	$76,732

Supplemental disclosure of cash flows information
Issuance of securities by Cision Owner in connection with acquisition	$—	$7,000
Non-cash contribution from Cision Owner in connection with merger	—	451,139
Issuance of shares for acquisition	20,143	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1. Organization

Cision Ltd., a Cayman Islands company and its subsidiaries (collectively, “Cision”, or the “Company”), is a leading provider of cloud-based software, media intelligence and distribution services, and other related professional services to the marketing and public relations industry. Communications professionals use the Company’s products and services to identify and connect with media influencers, manage industry relationships, create and distribute content, monitor media coverage, perform advanced analytics and measure the effectiveness of their campaigns. The Company has primary offices in Chicago, Illinois, Beltsville, Maryland, Ann Arbor, Michigan, New York, New York, Cleveland, Ohio, and Albuquerque, New Mexico with additional offices in the United States, as well as Australia, Brazil, Canada, China, France, Germany, Hong Kong, India, Indonesia, Malaysia, Mexico, Portugal, Singapore, South Korea, Sweden, Taiwan, the United Kingdom, and Vietnam.

On March 19, 2017, the Company entered into a definitive agreement (the “Merger Agreement”) with Capitol Acquisition Corp. III (NASDAQ: CLAC; “Capitol”), a public investment vehicle, whereby the parties agreed to merge, resulting in the Company becoming a publicly listed company. This merger closed on June 29, 2017 (“Merger”), which resulted in the following (the “Transactions”):

•	Holders of 490,078 shares of Capitol common stock sold in its initial public offering exercised their rights to convert those shares to cash at a conversion price of approximately $10.04 per share, or an aggregate of approximately $4.9 million. The per share conversion price of approximately $10.04 for holders of public shares electing conversion was paid out of Capitol’s trust account, which had a balance immediately prior to the closing of approximately $326.3 million.

•	Of the remaining funds in the trust account: (i) approximately $16.2 million was used to pay Capitol’s transaction expenses and (ii) the balance of approximately $305.2 million was released to Cision to be used for working capital and general corporate purposes, including to pay down $294.0 million of the 2016 Second Lien Credit Facility, plus a 1% fee and interest. The debt repayment occurred in July 2017.

•	Immediately after giving effect to the Transactions (including as a result of the conversions described above and certain forfeitures of Capitol common stock and warrants immediately prior to the closing), there were 120,512,402 shares of common stock and warrants to purchase 24,375,596 shares of common stock of Cision issued and outstanding. During the nine months ended September 30, 2018, all warrants were converted to 6,342,989 common shares (see Note 7).

•	Upon the closing, Capitol’s common stock, warrants and units ceased trading, and Cision’s common stock and warrants began trading on the NYSE and NYSE MKT, respectively, under the symbol “CISN” and “CISN WS,” respectively.

•	Upon the completion of the Transactions, Canyon Holdings (Cayman), L.P., (“Cision Owner”) an exempted limited partnership formed for the purpose of owning and acquiring Cision through a series of transactions, received 82,075,873 shares of common stock of the Company and 1,969,841 warrants to purchase common stock of the Company, in exchange for all of the share capital and $450.5 million in Convertible Preferred Equity Certificates (“CPECs”) of Cision. Cision Owner also obtained the right to receive certain additional securities of the Company upon the occurrence of certain events. As a result of the Company’s share price meeting certain milestones set forth in the Merger Agreement in October 2017 and September 2018 the Company issued an aggregate of 4,000,000 shares to Cision Owner.

•	At the closing of the Transactions, Cision Owner held approximately 68% of the issued and outstanding common stock of the Company and stockholders of Capitol held approximately 32% of the issued and outstanding shares of the Company. During the nine months ended September 30, 2018, Cision Owner initiated a series of transactions that resulted in its holding dropping below 50% of the issued and outstanding ordinary shares of the Company; causing the Company to cease to qualify as a “controlled company” under the New York Stock Exchange listing standards.

The Merger Agreement, the Transactions and items related thereto are more fully described in the Company’s proxy statement/prospectus filed on June 15, 2017.

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

Notes to Condensed Consolidated Financial Statements (continued)

Prior to the completion of the Transactions, earnings per share was calculated using the two-class method. On June 29, 2017, all outstanding classes of equity of Cision were contributed in exchange for 82,075,873 common shares. Immediately after the Transactions, 120,512,402 common shares were outstanding. Subsequent to the Merger, earnings per share are calculated based on the weighted number of common shares then outstanding. As part of the Transactions, the historical number of outstanding common shares were adjusted to 28,369,644 common shares, in order to retroactively reflect the Merger exchange ratio. Historical earnings per share also gives effect to this adjustment through June 29, 2017, the date of the Merger.

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair statement have been included. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated balance sheet as of December 31, 2017 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed on March 13, 2018.

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

Recent Accounting Pronouncements

The Company is an Emerging Growth Company and historically has adopted new accounting standards using the effective dates available for nonpublic entities. However, as of December 31, 2018, the Company will no longer be classified as an Emerging Growth Company and will be adopting new accounting standards in accordance with the effective dates set for public companies. All new accounting standards with public effective dates that have lapsed as of December 31, 2018, will be implemented by the Company during the fourth quarter of 2018 using the transition methods set forth by the FASB. The planned adoption dates outlined below have been updated to reflect the Company’s new required effective dates.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350). The ASU eliminates Step 2 of the goodwill impairment test, which requires determining the fair value of assets acquired or liabilities assumed in a business combination. Under the amendments in this update, a goodwill impairment test is performed by comparing the fair value of the reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company elected to early adopt ASU 2017-04 in the first quarter of fiscal 2018 and it did not have an impact on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation: Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity will account for the effects of a modification unless the fair value of the modified award is the same as the original award, the vesting conditions of the modified award are the same as the original award and the classification of the modified award as an equity instrument or liability instrument is the same as the original award. The Company adopted ASU 2017-09 in the first quarter of fiscal 2018 and it did not have an impact on its consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which modifies the disclosure requirements related to fair value measurements. The ASU eliminates the requirement to disclosure and amount and reasons for transfers between Level 1 and Level 2 fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. Entities will now be required to disclose the changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2019, early adoption is permitted. The Company is in the process of evaluating the impact of this standard on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits- Defined Benefit Plans – General (Subtopic 715-20), which modifies the disclosure requirements for defined benefit pensions and other postretirement plans. The ASU adds and removes disclosure requirements from the current standard in an effort to improve the effectiveness of retirement benefit disclosures. The ASU is effective for fiscal years ended after December 15, 2020, early adoption is permitted. The Company is in the process of evaluating the impact of this standard on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), which clarifies the accounting for costs of implementing a cloud computing service arrangement. The ASU requires companies to capitalize the implementation costs associated with cloud computing service arrangements, regardless as to whether the contract contains a license. The ASU is effective for annual periods in 2020, including interim periods. The Company is in the process of evaluating the impact of this standard on its consolidated financial statements.

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

The following table summarizes the allocation of the purchase price paid by the Company to the fair value of the assets and liabilities of Bulletin Intelligence acquired on March 27, 2017. The identifiable intangible assets include the trade name, customer relationships and purchased technology and are being amortized over four to ten years on an accelerated basis.  During the nine months ended September 30, 2018, the Company made a measurement period adjustment to the initial purchase price allocation resulting in a goodwill decrease of $2.0 million.  The Company completed the purchase price allocation during the three months ended March 31, 2018.

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

During the nine months ended September 30, 2018, the Company made certain measurement period adjustments to the initial purchase price allocation resulting in a decrease in accounts receivable, net of $0.2 million and an increase in accounts payable and accrued liabilities of $1.3 million and an increase in goodwill of $1.5 million.

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

Notes to Condensed Consolidated Financial Statements (continued)

Purchase of Prime

On January 23, 2018, the Company completed its acquisition of PRIME Research (“Prime”). The purchase price was approximately €75.7 million ($94.1 million) and consisted of approximately €53.1 million ($65.4 million) in cash consideration, the issuance of approximately 1.7 million shares of common stock valued at €16.4 million ($20.1 million), and up to €6.2 million ($8.6 million) of deferred payments due within 18 months. The Company has the discretion to pay up to €2.5 million ($3.1 million) of the deferred payments with common stock. The acquisition of Prime will expand the Company’s comprehensive data-driven offerings that help communications professionals identify influencers, craft meaningful campaigns, and attribute business value to those efforts.  At the date of the acquisition, Prime had over 700 employees with offices in Brazil, China, Germany, India, Switzerland, the United Kingdom, and the United States.

Total acquisition costs related to the Prime acquisition were $5.4 million of which $2.3 million were incurred during the nine months ended September 30, 2018 and were included in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. The acquisition was accounted for under the purchase method of accounting. The operating results are included in the accompanying condensed consolidated financial statements from January 23, 2018.

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

Other 2018 Acquisition

During the third quarter of 2018, the Company purchased certain immaterial technology and development assets to expand its products and services offerings, and the results of this acquisition have been included in the consolidated results from the acquisition date. The estimate of fair value for the assets acquired and liabilities assumed was based upon a preliminary calculation and valuation and is subject to change as additional information related to estimates during the measurement period is obtained (up to one year from the acquisition date). The primary areas of those preliminary estimates relate to certain identifiable intangible assets and goodwill.

The acquired entities of Bulletin Intelligence, Argus, CEDROM, and Prime together contributed revenue of $32.0 million and $16.6 million for the three months ended September 30, 2018 and 2017, respectively, and $98.2 million and $25.5 million for the nine months ended September 30, 2018 and 2017, respectively. Net income or loss from these acquisitions for the same period is impracticable to determine due to the extent of integration activities.

Supplemental Unaudited Pro Forma Information

The unaudited pro forma information below gives effect to the acquisitions of Bulletin Intelligence, Argus, and CEDROM as if they had occurred as of January 1, 2016 and Prime and the other 2018 acquisition as if they had occurred as of January 1, 2017. The pro forma results exclude the other acquisition in 2018 discussed above, as it was deemed not material. The pro forma results presented below show the impact of the acquisitions and related costs as well as the increase in interest expense related to acquisition-related debt.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Revenue	$177,527	$176,252	$547,633	$531,605
Net loss	(5,632)	(45,654)	(10,294)	(91,272)
Net loss per share - basic and diluted	(0.04)	(0.38)	(0.08)	(1.52)

4. Goodwill and Intangibles

Changes in the carrying amounts of goodwill since December 31, 2017 consisted of the following:

(in thousands)
Balance as of December 31, 2017	$1,136,403
Adjustments of Bulletin Intelligence	(1,950)
Adjustments of Argus	1,477
Acquisition of Prime Research	57,465
Other goodwill (1)	1,346
Effects of foreign currency	(15,144)
Balance as of September 30, 2018	$1,179,597

(1)       Not significant to the Company’s reported operating results or financial position.

Definite-lived intangible assets consisted of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018
(in thousands)	Gross Carrying Amount	Foreign Currency Translation	Accumulated Amortization	Net Carrying Amount
Trade names and brand	$372,010	$(5,172)	$(106,300)	$260,538
Customer relationships	321,862	(16,476)	(194,980)	110,406
Purchased technology	145,951	(6,620)	(103,760)	35,571
Balances at September 30, 2018	$839,823	$(28,268)	$(405,040)	$406,515

Notes to Condensed Consolidated Financial Statements (continued)

	December 31, 2017
(in thousands)	Gross Carrying Amount	Foreign Currency Translation	Accumulated Amortization	Net Carrying Amount
Trade names and brand	$370,435	$(1,519)	$(75,273)	$293,643
Customer relationships	302,009	(12,472)	(168,460)	121,077
Purchased technology	133,830	(5,276)	(86,983)	41,571
Balances at December 31, 2017	$806,274	$(19,267)	$(330,716)	$456,291

Weighted-average useful life at September 30, 2018	Years
Trade names and brand	12.0
Customer relationships	6.6
Purchased technology	3.5

Future expected amortization of intangible assets at September 30, 2018 is as follows:

(in thousands)
Remainder of 2018	$26,320
2019	86,067
2020	63,196
2021	51,704
2022	38,536
Thereafter	140,692
$406,515

5. Debt

Debt consisted of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018
(in thousands)	Short-Term	Long-Term	Total
2017 First Lien Credit Facility	$13,251	$1,248,591	$1,261,842
Unamortized debt discount and issuance costs	—	(42,278)	(42,278)
Balances at September 30, 2018	$13,251	$1,206,313	$1,219,564

	December 31, 2017
(in thousands)	Short-Term	Long-Term	Total
2017 First Lien Credit Facility	$13,349	$1,318,262	$1,331,611
Unamortized debt discount and issuance costs	—	(52,141)	(52,141)
Balances at December 31, 2017	$13,349	$1,266,121	$1,279,470

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

On February 8, 2018, the Company completed its debt repricing transaction on its 2017 First Lien Credit Facility. The margins on the term loans under the 2017 First Lien Credit Facility were lowered for the alternate base rate, LIBOR rate and EURIBOR rate by 1.00%, 1.00% and 0.75%, respectively. The 2017 Revolver Credit Facility margins were lowered for the alternate base rate, LIBOR rate and EURIBOR rate by 0.75%, 0.75% and 0.50%, respectively. The Company incurred approximately $2.0 million in financing costs in connection with the February 2018 repricing of the 2017 First Lien Credit Facility of which $0.1 million are being amortized using the effective interest method. As a result of this transaction, the Company recorded a loss on extinguishment of $2.4 million.

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

The margin applicable to loans under the 2017 First Lien Dollar Term Credit Facility bearing interest at the alternate base rate is 3.25%; the margin applicable to loans under the 2017 First Lien Dollar Term Credit Facility bearing interest at the adjusted LIBOR is 4.25%, provided that each such rate is reduced by 25 basis points if the first lien net leverage ratio of Canyon Companies S.à.r.l. and its restricted subsidiaries under the 2017 First Lien Credit Facility is less than or equal to 4.00:1.00 at the end of the most recent fiscal quarter. Interest is charged on Euro borrowings under the 2017 First Lien Credit Facility at a rate based on the adjusted EURIBOR (a rate equal to the Euro interbank offered rate adjusted for statutory reserves), plus an applicable margin. The margin applicable to loans under the 2017 First Lien Euro Term Credit Facility bearing interest at the adjusted LIBOR is 4.25%, provided that each such rate is reduced by 25 basis points if the first lien net leverage ratio of Canyon Companies S.à.r.l. and its restricted subsidiaries under the 2017 First Lien Credit Facility is less than or equal to 4.00:1.00 at the end of the most recent fiscal quarter. As of September 30, 2018, the applicable interest rate under the 2017 First Lien Dollar Term Credit Facility and the 2017 First Lien Euro Term Credit Facility was 5.64% and 3.50%, respectively.

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

As of September 30, 2018, the Company had no outstanding borrowings and $1.5 million of outstanding letters of credit under the 2017 Revolving Credit Facility and $1,261.8 million outstanding under the 2017 First Lien Credit Facility.

The Company began to make quarterly principal payments starting December 31, 2017 under each of the 2017 First Lien Dollar Term Credit Facility of $2.6 million and the 2017 First Lien Euro Term Credit Facility of €0.6 million (which amount may be reduced by the application of voluntary and mandatory prepayments pursuant to the terms of the 2017 First Lien Credit Facility), with the remaining balance due June 16, 2023. During the nine months ended September 30, 2018, the Company made $50.0 million in voluntary prepayments and as a result wrote down $1.9 million of deferred financing and debt issuance costs.

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

The 2017 First Lien Credit Facility includes a total net leverage financial maintenance covenant. Such covenant requires that, as of the last day of each fiscal quarter, the total net leverage ratio of Canyon Companies S.à.r.l. and its restricted subsidiaries under the 2017 First Lien Credit Facility cannot exceed the applicable ratio set forth in the 2017 First Lien Credit Facility for such quarter (subject to certain rights to cure any failure to meet such ratio as set forth in the 2017 First Lien Credit Facility). The 2017 First Lien Credit Facility is also subject to certain customary affirmative covenants and negative covenants. Under the 2017 First Lien Credit Facility, the Company’s subsidiaries have restrictions on making cash dividends, subject to certain exceptions, including that the subsidiaries are permitted to declare and pay cash dividends: (a) in any amount, so long as the total net leverage ratio under the 2017 First Lien Credit Facility would not exceed 3.75 to 1.00 after making such payment; (b) in an amount per annum not greater than 6.0% of (i) the market capitalization of the Company’s common stock (based on the average closing price of its shares during the 30 trading days preceding the declaration of such payment) plus (ii) the $305.2 million in proceeds we received in the business combination with Capitol; (c) in an amount that does not exceed the sum of (i) $20.0 million, plus (ii) 50% of consolidated net income of the Company’s subsidiaries from January 1, 2016 to the end of the most recent quarter plus (iii) certain other amounts set forth in the definition of “Available Amount” in the Company’s 2017 First Lien Credit Facility (provided that it may only include the amounts of consolidated net income described in clause (ii) if the Company’s total net leverage ratio would not exceed 5.00 to 1.00 after making such payment); and (d) in an amount that does not exceed the total net proceeds we receive from any public or private offerings of its common stock or similar equity interests. As of September 30, 2018, the Company was in compliance with these covenants.

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

The fair value of the Company’s First Lien Credit Facility at September 30, 2018 and December 31, 2017 was $1,268.5 million and $1,347.3 million, respectively. The fair value of the Company’s First and Second Lien debt was considered Level 2 in the fair value hierarchy.

Notes to Condensed Consolidated Financial Statements (continued)

Future Minimum Principal Payments

Future minimum principal payments of debt as of September 30, 2018 are as follows:

(in thousands)
Remainder of 2018	$3,313
2019	13,251
2020	13,251
2021	13,251
2022	13,251
Thereafter	1,205,525
$1,261,842

6. Stockholders’ Equity and Equity-Based Compensation

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2018 and December 31, 2017, there are no shares of preferred stock issued or outstanding.

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

Equity-based compensation is classified in the condensed consolidated statements of operations and comprehensive loss in a manner consistent with the statements of operations’ classification of an employee’s salary and benefits as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Cost of revenue	$151	$84	$376	$225
Selling and marketing	192	65	416	175
Research and development	171	70	392	249
General and administrative	989	799	2,529	2,295
Total equity-based compensation expense	$1,503	$1,018	$3,713	$2,944

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

The 2017 Plan reserved up to 6,100,000 shares of common stock of the Company for issuance in accordance with the plan’s terms, subject to certain adjustments. The purpose of the plan is to provide the Company’s officers, directors, employees and consultants who, by their position, ability and diligence are able to make important contributions to the Company’s growth and profitability, with an incentive to assist the Company in achieving its long-term corporate objectives, to attract and retain executive officers and other employees of outstanding competence and to provide such persons with an opportunity to acquire an equity interest in the Company. Stock options are granted with an exercise price equal to the market value of the Company’s common stock at the grant date and generally vest over four years based upon continuous service and expire ten years from the grant date. Restricted stock units are granted with an exercise price equal to the market value of the Company's common stock at the time of grant. Conditions of the performance-based restricted stock units are based on achievement of pre-established performance goals and objectives within the next year and vest over four years based on continuing employment. Conditions of the performance-based stock options are also based on achievement of pre-established performance goals and objectives within the next year, vest over four years based on continuing employment, and have an expiration of ten years.

Notes to Condensed Consolidated Financial Statements (continued)

The Company estimated the fair value of employee stock options using the Black-Scholes option pricing model. The fair values of stock options granted under the 2017 Plan were estimated using the following assumptions:

Nine Months Ended September 30, 2018
Stock price volatility	38 - 50%
Expected term (years)	6.3
Risk-free interest rate	2.01 - 2.89%
Dividend yield	0%

A summary of employee stock option activity for the nine months ended September 30, 2018 under the Company’s 2017 Plan is presented below:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value (thousands)

Options outstanding as of December 31, 2017	691,500	$12.78	9.7
Granted	2,130,000	15.05	—
Exercised	—	—	—
Forfeited	(139,500)	12.78	—
Options outstanding as of September 30, 2018	2,682,000	$14.58	9.6	$5,946

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the quoted closing price of the Company’s common stock as of September 28, 2018.

A summary of restricted stock units activity for the nine months ended September 30, 2018 under the Company’s 2017 Plan is presented below:

	Number of Shares Underlying Stock Awards	Weighted- Average Grant Date Fair Value
Restricted stock units outstanding as of December 31, 2017	34,945	$12.40
Granted	466,220	—
Vested	(375)	—
Forfeited	(21,500)	—
Restricted stock units outstanding as of September 30, 2018	479,290	$15.20

As of September 30, 2018, the Company had $16.2 million of unrecognized compensation expense related to the unvested portion of outstanding stock options and restricted stock units expected to be recognized on a straight-line basis over the weighted-average remaining service period.

7. Net Loss Per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period as retroactively adjusted for the Merger (Note 1). For the three and nine months ended September 30, 2017, the Company has excluded the potential effect of warrants to purchase shares of common stock totaling 281,019 shares, additional earn out shares, as described in Note 1, and the dilutive effect of stock options and restricted stock awards, as described in Note 6, in the calculation of diluted loss per share, as the effect would be anti-dilutive due to losses incurred. During the nine months ended September 30, 2018, all warrants were converted to 6,342,989 common shares. For the three and nine months ended September 30, 2018, the Company has excluded the potential effect of the warrants prior to their conversion, additional earn out shares, as described in Note 1, and the dilutive effect of stock options and restricted stock awards, as described in Note 6, in the calculation of diluted loss per share, as the effect would be anti-dilutive due to losses incurred. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented below.

Notes to Condensed Consolidated Financial Statements (continued)

	Three months ended September 30,
(in thousands, except share and per share data)	2018	2017
Numerator:
Net loss	$(6,048)	$(46,409)
Denominator:
Weighted-average shares outstanding - basic and diluted	131,104,859	120,584,316

Net loss per share - basic and diluted	$(0.05)	$(0.38)

	Nine months ended September 30,
(in thousands, except share and per share data)	2018	2017
Numerator:
Net loss	$(12,924)	$(88,550)
Denominator:
Weighted-average shares outstanding - basic and diluted	127,507,314	60,120,689

Net loss per share - basic and diluted	$(0.10)	$(1.47)

Notes to Condensed Consolidated Financial Statements (continued)

8. Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate adjusted to reflect the tax impact of items discrete to the fiscal period. The annual effective tax rate calculation excludes subsidiaries with pre-tax losses for which no tax benefit can be recognized. The Company’s estimates its annual effective tax rate to be approximately 81.27% in 2018. The difference between the annual effective tax rate and the effective tax rate in the quarter is due to subsidiaries with pre-tax losses for which no tax benefit can be recognized and subsidiaries with pre-tax losses in jurisdictions with a zero percent tax rate that have been removed from pre-tax book income before the annual effective tax rate is applied. The amount of pre-tax book loss removed is approximately $15.6 million. The difference also includes the impact of a $0.1 million expense from enacted state law changes and a $0.5 million benefit from an adjustment to the SAB 118 provisional amount that were both discrete to the fiscal period. This rate includes the impact of permanent differences and an increase in the valuation allowance for certain disallowed interest in the United States and United Kingdom. The United States permanent differences are primarily related to nondeductible transaction costs, nondeductible equity compensation and income from Canadian subsidiaries that is taxable in the United States as a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The United Kingdom permanent differences are primarily related to nondeductible interest expense. The increase in the valuation allowance in both countries is related to tax deferred interest expense that is not more likely than not realizable.

The effective tax rate for the nine months ended September 30, 2017 was a benefit of 24.0%. The benefit from income taxes for the nine months ended September 30, 2017 resulted from a pre-tax loss and reversal of deferred tax liabilities relating to intangibles.

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

In accordance with SAB 118, the Company recorded, as a provisional estimate, an $11.9 million non-cash tax expense in the period ended December 31, 2017. This amount is a reasonable estimate of the tax effects of the Tax Act on the financial statements. The Company will continue to analyze the effects of the Tax Act on the financial statements and record any additional impacts as they are identified during the measurement period provided for in SAB 118. The provisional amounts have been adjusted for a $0.5 million benefit related to state nonconformity to the disallowed interest provisions of the Tax Act. The final adjustment to the provisional estimate will be made during the fourth quarter once all state tax returns have been filed and in anticipation of the IRS issuing final tax regulations by the end of the year.

The Company’s estimates related to liabilities for uncertain tax positions require it to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If it determines it is more likely than not that a tax position will be sustained based on its technical merits, the Company records the impact of the position in its condensed consolidated financial statements at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. The estimates are updated at each reporting date based on the facts, circumstances and information available. As of September 30, 2018, the Company believes the reasonably possible total amount of unrecognized tax benefits that could increase or decrease in the next twelve months as a result of various statute expirations, audit closures, and/or tax settlements would not be material to its condensed consolidated financial statements.

9. Commitments and Contingencies

The Company has various non-cancelable operating leases, primarily related to office real estate, that expire through 2035 and generally contain renewal options for up to five years. Lease incentives, payment escalations and rent holidays specified in the lease agreements are accrued or deferred as appropriate as a component of rent expense which is recognized on a straight-line basis over the terms of occupancy. As of September 30, 2018 and December 31, 2017, lease related liabilities of $12.4 million and $10.2 million, respectively, is included in other liabilities.

Notes to Condensed Consolidated Financial Statements (continued)

Rent expense was $4.9 million and $4.3 million for the three months ended September 30, 2018 and 2017, respectively, and $14.0 million and $10.9 million for the nine months ended September 30, 2018 and 2017, respectively.

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

10. Geographic Information

The following table lists revenue for the three and nine months ended September 30, 2018 and 2017 by geographic region:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Revenue:
Americas - U.S.	$107,219	$100,125	$323,639	$306,167
Rest of Americas	15,364	12,563	47,604	38,040
EMEA	46,585	40,307	149,092	100,430
APAC	8,068	6,734	23,669	18,041
	$177,236	$159,729	$544,004	$462,678

The following table lists long-lived assets, net of amortization, as of September 30, 2018 and December 31, 2017 by geographic region:

(in thousands)	September 30, 2018	December 31, 2017
Long-lived assets, net
Americas – U.S.	$1,116,477	$1,141,210
Rest of Americas	134,850	145,837
EMEA	364,636	336,937
APAC	30,610	29,816
	$1,646,573	$1,653,800

11. Subsequent Events

On October 22, 2018, the Company completed its debt repricing transaction on its 2017 First Lien Credit Facility. The margins for the term loans under the Company’s 2017 First Lien Credit Facility were lowered for the alternate base rate, LIBOR rate and EURIBOR rate each by 0.50%. The 2017 Revolver Credit Facility margins were lowered for the alternate base rate, LIBOR rate and EURIBOR rate each by 0.50%.

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

We have undergone a strategic transformation since GTCR’s initial investment in 2014, evolving into a PR and marketing software leader through a series of complementary acquisitions. The acquisitions of Cision and Vocus, Inc. (“Vocus”) in 2014 and their subsequent merger established the foundation of the core media database, monitoring and analysis business. Over the twelve months following this initial merger, we acquired Discovery Group Holdings Ltd. (“Gorkana”) to expand our global footprint and also completed acquisitions of Visible, Inc. (“Visible”) and Viralheat, Inc. (“Viralheat”) to enhance our social media functionality. The subsequent acquisition of PRN Group (“PR Newswire”) in 2016 added the depth and breadth of a global distribution network and making us, we believe, to be the only vendor with a comprehensive global solution for PR professionals. Following these acquisitions, in October 2016, we introduced our C3 platform. In the first quarter of 2017, we acquired Bulletin Intelligence, LLC, Bulletin News Network, LLC and Bulletin News Investment, LLC (collectively, “Bulletin Intelligence”) to expand our capability to provide expert-curated executive briefings for the Executive Office of the President and corporate C-Suite executives. In the second quarter of 2017, we acquired L’Argus de la Presse (“Argus”), a Paris-based provider of media monitoring services to expand our media monitoring solutions and enhance our access to French media content. We acquired CEDROM-SNi Inc. (“CEDROM”) in December 2017 and PRIME Research Group (“Prime”) in January 2018 in order to further expand upon our media measurement and analysis services and improve our digital media monitoring solutions.

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

Acquisition

Acquisition of PRIME Research. On January 23, 2018, we completed our acquisition of PRIME Research (“Prime”). The purchase price was approximately €75.7 million ($94.1 million) and consisted of approximately €53.1 million ($65.4 million) in cash consideration, the issuance of approximately 1.7 million shares of common stock valued at €16.4 million ($20.1 million), and up to €6.2 million ($8.6 million) of deferred payments due within 18 months. We have the discretion to pay up to €2.5 million ($3.1 million) of the deferred payments with common stock. The acquisition of Prime will expand our comprehensive data-driven offerings that help communications professionals identify influencers, craft meaningful campaigns, and attribute business value to those efforts.  At the date of the acquisition, Prime had over 700 employees with offices in Brazil, China, Germany, India, Switzerland, the United Kingdom, and the United States.

Warrant Exchange

In May 2018, we completed an exchange offer relating to our outstanding warrants, whereby the holders of the warrants were offered 0.26 of our common stock for each outstanding warrant tendered (the “Warrant Exchange Offer”). In connection with the closing of the Warrant Exchange Offer, we issued an aggregate of 6,100,209 shares of common stock in exchange for 23,462,423 warrants. In June 2018, the 1,037,577 outstanding warrants that did not participate in the exchange were converted into 242,780 shares of common stock pursuant to an amendment to the warrant agreement authorized in connection with the Warrant Exchange Offer. As a result of these transactions, there were no warrants outstanding as of September 30, 2018.

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

Professional services include broadcast and webcast production and media measurement and analysis services. For these services, revenue is recognized when the specific performance is completed and customer acceptance is received.

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

Depreciation and Amortization.  Depreciation includes depreciation of property, equipment and software. Assets acquired under capital leases and leasehold improvements are amortized. Amortization of assets acquired under capital leases is included in depreciation and amortization expense. When assets are retired or otherwise disposed of, the asset and related accumulated depreciation are eliminated from the accounts and resulting gain or loss is recorded in the results of operations. Amortization of intangible assets consist primarily of the amortization of intangibles related to trade name, brand, developed technology and customer relationships acquired through our acquisitions.

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

Results of Operations

This section includes a summary of our historical results of operations, followed by detailed comparisons of our results for the three and nine months ended September 30, 2018 and 2017. We have derived this data from our unaudited condensed consolidated financial statements included elsewhere in this report.

The following table shows certain income statement data in thousands of dollars and percentages for the periods indicated:

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017		Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
Revenue	$177,236	100.0%	$159,729	100.0%	$544,004	100.0%	$462,678	100.0%
Cost of revenue	69,177	39.0%	53,287	33.4%	200,212	36.8%	147,571	31.9%
Gross profit	108,059	61.0%	106,442	66.6%	343,792	63.2%	315,107	68.1%
Operating costs and expenses:
Sales and marketing	27,367	15.4%	27,931	17.5%	85,345	15.7%	83,231	18.0%
Research and development	7,292	4.1%	5,661	3.5%	22,282	4.1%	16,679	3.6%
General and administrative	39,002	22.0%	36,127	22.6%	126,762	23.3%	117,819	25.5%
Amortization of intangible assets	20,167	11.4%	22,829	14.3%	60,681	11.2%	66,306	14.3%
Total operating costs and expenses	93,828	52.9%	92,548	57.9%	295,070	54.2%	284,035	61.4%
Operating income	14,231	8.0%	13,894	8.7%	48,722	9.0%	31,072	6.7%
Non operating income (losses):
Foreign exchange gains (losses)	2,196	1.2%	802	0.5%	10,277	1.9%	(1,832)	(0.4)%
Interest and other income, net	380	0.2%	177	0.1%	472	0.1%	2,450	0.5%
Interest expense	(19,785)	(11.2)%	(23,063)	(14.4)%	(59,947)	(11.0)%	(96,306)	(20.8)%
Loss on extinguishment of debt	-	-	(51,872)	(32.5)%	(2,432)	(0.4)%	(51,872)	(11.2)%
Total non operating loss	(17,209)	(9.7)%	(73,956)	(46.3)%	(51,630)	(9.5)%	(147,560)	(31.9)%
Loss before income taxes	(2,978)	(1.7)%	(60,062)	(37.6)%	(2,908)	(0.5)%	(116,488)	(25.2)%
Provision for (benefit from) income taxes	3,070	1.7%	(13,653)	(8.5)%	10,016	1.8%	(27,938)	(6.0)%
Net loss	$(6,048)	(3.4)%	$(46,409)	(29.1)%	$(12,924)	(2.4)%	$(88,550)	(19.1)%

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

The following table outlines the reconciliation from net loss to Adjusted EBITDA for the periods indicated:

(in thousands)	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net loss	$(6,048)	$(46,409)	$(12,924)	$(88,550)
Depreciation and amortization	33,308	36,102	100,186	103,392
Interest expense and loss on extinguishment of debt	19,785	74,935	62,379	148,178
Income tax	3,070	(13,653)	10,016	(27,938)
Acquisition and offering-related costs	12,843	5,234	32,621	25,524
Stock-based compensation	1,503	1,018	3,713	2,944
Deferred revenue reduction from purchase accounting	291	646	1,457	751
Gain on sale of business	-	-	-	(1,785)
Sponsor fees and expenses	-	-	-	284
Unrealized translation (gain) loss	(2,089)	(843)	(10,338)	1,551
Adjusted EBITDA	$62,663	$57,030	$187,110	$164,351

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Revenue

Revenue for the three months ended September 30, 2018 increased $17.5 million, or 11.0%, to $177.2 million. This increase was primarily driven by our acquisitions of CEDROM and Prime and growth in our Americas and APAC operations, offset by a decline in our EMEA operations and an increase in the value of the U.S. dollar versus a number of foreign currencies, principally the Canadian Dollar, the Swedish Krona, and the Euro. Revenue from the acquisitions of CEDROM (acquired on December 19, 2017) and Prime (acquired on January 23, 2018) was $15.3 million for the three months ended September 30, 2018. Revenue from our Americas operations, excluding CEDROM and Prime, increased $3.3 million for the three months ended September 30, 2018, due primarily to organic growth in subscription and transaction revenues. Revenue from our APAC operations, excluding PRIME, increased $1.0 million due primarily to growth in transaction revenues. Revenue from our EMEA operations, excluding CEDROM and Prime, decreased $2.0 million for the three months ended September 30, 2018, due primarily to lower transaction revenues associated with our media monitoring operations. The change in the U.S. dollar versus other foreign currencies in 2018 compared to 2017 decreased revenue by approximately $1.4 million for the quarter ended September 30, 2018.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2018 increased $15.9 million, or 29.8%, to $69.2 million. This increase was primarily driven by our acquisitions of CEDROM and Prime, increased acquisition related costs, and an increase in consulting and professional fees, offset by lower content costs, lower depreciation and amortization expenses and an increase in the value of the U.S. dollar versus a number of foreign currencies, principally the Canadian Dollar, the Swedish Krona, and the Euro. Cost of revenue from CEDROM and Prime was $11.5 million for the three months ended September 30, 2018. Acquisition related costs were $5.9 million for the three months ended September 30, 2018, a $5.4 million increase from the prior year period. consulting and professional fees increased by $0.6 million in the three months ended September 30, 2018 versus the prior year period. Content costs declined by $0.7 million in the three months ended September 30, 2018 versus the prior year period and depreciation and amortization expenses declined by $1.0 million in the three months ended September 30, 2018 versus the prior year period. The change in the U.S. dollar versus other foreign currencies in 2018 compared to 2017 decreased our cost of revenue by approximately $0.4 million for the quarter ended September 30, 2018.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2018 decreased $0.6 million, or 2.0%, to $27.4 million. This decrease was primarily driven by lower sales and marketing compensation expenses resulting from our synergy efforts, lower professional fees, and an increase in the value of the U.S. dollar versus a number of foreign currencies, principally the Canadian Dollar, the Swedish Krona, and the Euro, offset by an increase in sales and marketing expenses from our acquisitions of CEDROM and Prime and an increase in our marketing program spend. Sales and marketing compensation expense declined by approximately $1.0 million in the three months ended September 30, 2018 versus the prior year period. Professional fees declined by approximately $0.4 million in the three months ended September 30, 2018 versus the prior year period and the change in the U.S. dollar versus other foreign currencies in 2018 as compared to 2017 decreased our sales and marketing expenses by approximately $0.3 million for the quarter ended September 30, 2018. Sales and marketing expenses from CEDROM and Prime was $0.6 million for the three months ended September 30, 2018.

Research and Development

Research and development expenses for the three months ended September 30, 2018 increased $1.6 million, or 28.8%, to $7.3 million. This increase was primarily driven by our acquisitions of CEDROM and Prime and an increase in our external consulting costs, offset by lower compensation expenses. Research and development expenses from CEDROM and Prime were $1.0 million for the three months ended September 30, 2018. External consulting expenses increased by $0.8 million in the three months ended September 30, 2018 versus the prior year period. Research and development compensation expense declined by approximately $0.2 million in the three months ended September 30, 2018 versus the prior year period. The change in the U.S. dollar versus other foreign currencies in 2018 compared to 2017 had a nominal impact on our research and development expenses for the quarter ended September 30, 2018.

General and Administrative

General and administrative expenses for the three months ended September 30, 2018 increased $2.9 million, or 8.0%, to $39.0 million. General and administrative expenses from our acquisitions of CEDROM and Prime were $2.0 million for the three months ended September 30, 2018. General and administrative expenses, excluding CEDROM and Prime, increased $0.9 million for the three months ended September 30, 2018. The increase was due to an increase in acquisition related costs and an increase in compensation expenses, offset by lower depreciation expense, reduced outside services, reduced rent expense, lower travel and marketing expense, and a decrease in the value of the U.S. dollar versus a number of foreign currencies, principally the Canadian Dollar, the Swedish Krona, and the Euro. Acquisition related expenses increased by $2.8 million, and compensation expenses increased by $1.0 million during the three months ended September 30, 2018 versus the prior year period. Depreciation expense decreased by $1.0 million, outside services decreased by $0.9 million, rent expense decreased by $0.5 million, and travel and meeting expenses decreased by $0.3 million during the three months ended September 30, 2018 versus the prior year period. The change in the U.S. dollar versus other foreign currencies in 2018 compared to 2017 decreased our general and administrative expenses by approximately $0.4 million for the quarter ended September 30, 2018.

Foreign Exchange Gains (Losses)

We recognized a $2.2 million foreign exchange gain for the three months ended September 30, 2018 and a $0.8 million foreign exchange gain for the three months ended September 30, 2017 due to fluctuations in foreign exchange rates that impacted the carrying value of certain intercompany notes and our 2017 First Lien Euro Term Credit Facility.

Interest Expense

Interest expense decreased $3.3 million, or 14.2%, from $23.1 million for the three months ended September 30, 2017 to $19.8 million for the three months ended September 30, 2018. This decrease was primarily the result of our entry into the 2017 First Lien Credit Facility on August 4, 2017, and the subsequent February 8, 2018 debt repricing transaction of our 2017 First Lien Credit Facility that lowered interest rates on our debt. In conjunction with our entry into the 2017 First Lien Credit Facility, we repaid $370.0 million of our 2016 Second Lien Credit Facility and refinanced $1,175.0 million in debt under our 2016 First Lien Credit Facility. The debt repricing transaction lowered our LIBOR rate and EURIBOR rate with respect to the 2017 First Lien Credit Facility by 1.00% and 0.75%, respectively. We also made voluntary prepayments under our 2017 First Lien Credit Facility during the three months ended September 30, 2018 of $10.0 million.

Loss on Extinguishment of Debt

In conjunction with the $294.0 repayment of the 2016 Second Lien Credit Facility in July 2017 and our debt refinancing transaction in August 2017, we repaid all amounts outstanding under the 2016 Second Lien Credit Facility and amended our 2016 First Lien Credit Facility. This was evaluated as a debt modification versus an extinguishment under applicable guidance, and, as a result, we recorded a loss on extinguishment of debt of $51.9 million during the three months ended September 30, 2017.

Provision For (Benefit From) Income Taxes

For the three months ended September 30, 2018, we recorded an expense from income taxes of $3.1 million versus a benefit from income taxes of $13.7 million for the three months ended September 30, 2017. The expense from income taxes for the quarter ended September 30, 2018 is a result of excluding subsidiaries with pre-tax losses for which no tax benefit can be recognized in the calculation of the annual effective tax rate. The removal of subsidiaries with pre-tax losses creates pre-tax income to which the annual effective tax rate is applied. The annual effective tax rate was also impacted by unfavorable permanent differences and an increase to pre-tax book income. The United States permanent differences are primarily related to nondeductible transaction costs, nondeductible equity compensation and income from the Canadian subsidiaries that is taxable in the United States as a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The United Kingdom permanent differences are primarily related to nondeductible interest expense.

The benefit from income taxes for the three months ended September 30, 2017 was primarily driven by non-operating losses resulting from higher interest expense resulting from our debt extinguishment and the reversal of deferred tax liabilities relating to intangible assets during that period.

Other Comprehensive Income (Loss)

Other comprehensive loss was $2.5 million for the three months ended September 30, 2018 versus other comprehensive income of $13.4 million for the three months ended September 30, 2017. Other comprehensive loss for the quarter ended September 30, 2018 was primarily due to foreign currency translation losses that resulted from a weakening of the U.S. dollar versus certain foreign currencies, primarily the British Pound and the Euro, since December 31, 2017. Other comprehensive income for the three months ended September 30, 2017 was primarily due to foreign currency translation gains that resulted from a strengthening of the U.S. dollar versus certain foreign currencies, primarily the Canadian Dollar and the Euro, since December 31, 2016.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Revenue

Revenue for the nine months ended September 30, 2018 increased $81.3 million, or 17.6%, to $544.0 million. This increase was primarily driven by our acquisitions of Bulletin Intelligence, Argus, CEDROM and Prime, a decrease in the value of the U.S. dollar versus a number of foreign currencies, principally the British Pound and the Euro, and growth in our Americas and APAC operations, offset by the divestiture of our Vintage business. Revenue from Bulletin Intelligence, Argus, CEDROM and Prime was $98.2 million for the nine months ended September 30, 2018, a $72.7 million increase from the prior year period. Revenue from our Americas and APAC operations, excluding Bulletin Intelligence, CEDROM, and Prime increased $1.8 million for the nine months ended September 30, 2018 versus the prior year period, due primarily to organic growth in subscription and transaction revenues. The change in the U.S. dollar versus other foreign currencies in 2018 compared to 2017 increased revenue by approximately $5.8 million for the nine months ended September 30, 2018. We divested our Vintage business in March 2017.

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2018 increased $52.6 million, or 35.7%, to $200.2 million. This increase was primarily driven by our acquisitions of Bulletin Intelligence, Argus, CEDROM and Prime, and an increase in compensation costs, content costs, and acquisition related costs, and a decrease in the value of the U.S. dollar versus a number of foreign currencies, principally the British Pound and the Euro, offset by a reduction in costs related to the divestiture of our Vintage business and a reduction in depreciation and amortization expenses. Cost of revenue from Bulletin Intelligence, Argus, CEDROM and Prime was $69.6 million for the nine months ended September 30, 2018, a $53.9 million increase from the prior year period. Compensation costs increased by $2.0 million, content costs increased by $0.9 million, and acquisition related costs increased by $0.8 million during the nine months ended September 30, 2018 versus the prior year period. Cost of revenue attributed to our Vintage business for the nine months ended September 30, 2017 was $2.7 million. We divested our Vintage business in March 2017. The change in the U.S. dollar versus other foreign currencies in 2018 compared to 2017 increased our cost of revenue by approximately $1.7 million for the nine months ended September 30, 2018. Depreciation and amortization expenses decreased by $2.6 million during the nine months ended September 30, 2018 versus the prior year period.

Sales and Marketing

Sales and marketing expenses for the nine months ended September 30, 2018 increased $2.1 million, or 2.5%, to $85.3 million. This increase was primarily driven by our acquisitions of Bulletin Intelligence, Argus, CEDROM and Prime and a decrease in the value of the U.S. dollar versus a number of foreign currencies, principally the British Pound and the Euro, offset by a decrease in marketing program spend, a decrease in compensation costs, a decrease in travel expenses, and a reduction in costs related to the divestiture of our Vintage business. Sales and marketing expenses from Bulletin Intelligence, Argus, CEDROM and Prime were $8.4 million for the nine months ended September 30, 2018, a $5.0 million increase from the prior year period. Marketing program spend decreased $1.3 million, compensation costs decreased by $0.6 million, and travel expenses decreased by $0.5 million during the nine months ended September 30, 2018 versus the prior year period. Sales and marketing expenses attributed to our Vintage business for the nine months ended September 30, 2017 was $0.6 million. We divested our Vintage business in March 2017. The change in the U.S. dollar versus other foreign currencies in 2018 compared to 2017 increased sales and marketing expenses by approximately $0.9 million for the nine months ended September 30, 2018.

Research and Development

Research and development expenses for the nine months ended September 30, 2018 increased $5.6 million, or 33.6%, to $22.3 million. This increase was primarily driven by our acquisitions of Argus, CEDROM and Prime, and a decrease in the value of the U.S. dollar versus a number of foreign currencies, principally the British Pound and the Euro. Research and development expenses from Argus, CEDROM and Prime were $6.1 million for the nine months ended September 30, 2018, a $5.5 million increase from the prior year period. The change in the U.S. dollar versus other foreign currencies in 2018 compared to 2017 increased research and development expenses by approximately $0.2 million for the nine months ended September 30, 2018.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2018 increased $8.9 million, or 7.6%, to $126.8 million. This increase was primarily driven by our acquisitions of Bulletin Intelligence, Argus, CEDROM and Prime, a decrease in the value of the U.S. dollar versus a number of foreign currencies, principally the British Pound and the Euro, and an increase in bad debt expense, offset by a reduction in compensation related expenses, a reduction in depreciation expense, and a reduction in costs related to the divestiture of our Vintage business. General and administrative expenses from Bulletin Intelligence, Argus, CEDROM and Prime were $18.1 million for the nine months ended September 30, 2018, an $11.8 million increase from the prior year period. The decrease in the U.S. dollar versus the British Pound, Euro, Canadian Dollar, and other foreign currencies in 2018 compared to 2017 increased our general and administrative expenses by approximately $1.9 million for the nine months ended September 30, 2018. Bad debt expense increased $1.1 million during the nine months ended September 30, 2018 versus the prior year period. Compensation related expenses decreased $2.6 million and depreciation expense decreased $1.6 million during the nine months ended September 30, 2018 versus the prior year period. General and administrative expenses attributed to our Vintage Business for the nine months ended September 30, 2017 was $0.2 million. We divested our Vintage business in March 2017.

Foreign Exchange Gains (Losses)

We recognized a $10.3 million foreign exchange gain for the nine months ended September 30 2018 and a $1.8 million foreign exchange loss for the nine months ended September 30, 2017 due to fluctuations in foreign exchange rates that impacted the carrying value of certain intercompany notes and our 2017 First Lien Euro Term Credit Facility.

Interest and Other Income, Net

We recognized $2.5 million of interest and other income, net for the nine months ended September 30, 2017, which was primarily driven by a $1.8 million gain on the sale of our Vintage business.

Interest Expense

Interest expense decreased $36.4 million, or 37.8%, from $96.3 million for the nine months ended September 30, 2017 to $59.9 million for the nine months ended September 30, 2018. This decrease was primarily the result of our entry into the 2017 First Lien Credit Facility, and the subsequent February 8, 2018 debt repricing transaction that lowered interest rates on our debt. In conjunction with our entry into the 2017 First Lien Credit Facility, we repaid $370.0 million of our 2016 Second Lien Credit Facility and refinanced $1,175 million in debt under our 2016 First Lien Credit Facility. The debt repricing transaction lowered our LIBOR rate and EURIBOR rate with respect to the 2017 First Lien Credit Facility by 1.00% and 0.75%, respectively. We also made voluntary prepayments under our 2017 First Lien Credit Facility during the nine months ended September 30, 2018 of $50.0 million.

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

Provision For (Benefit From) Income Taxes

For the nine months ended September 30, 2018, we recorded an expense from income taxes of $10 million versus a benefit from income taxes of $27.9 million for the nine months ended September 30, 2017. The expense from income taxes for the nine months ended September 30, 2018 is a result of excluding subsidiaries with pre-tax losses for which no tax benefit can be recognized in the calculation of the annual effective tax rate. The removal of subsidiaries with pre-tax losses creates pre-tax income to which the annual effective tax rate is applied. The annual effective tax rate was impacted by unfavorable permanent differences and increases in valuation in the United States and United Kingdom. The United States permanent differences are primarily related to nondeductible transaction costs, nondeductible equity compensation and income from the Canadian subsidiaries that is taxable in the United States as a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The United Kingdom permanent differences are primarily related to nondeductible interest expense. The increase in the valuation allowance in both countries is related to tax deferred interest expense that is not more likely than not realizable.

The benefit from income taxes for the nine months ended September 30, 2017 was primarily driven by non-operating losses resulting from higher interest expense resulting from our debt extinguishment and the reversal of deferred tax liabilities relating to intangible assets during that period.

The benefit from income taxes for the nine months ended September 30, 2017 was primarily driven by non-operating losses resulting from significant interest expense and the reversal of deferred tax liabilities related to intangible assets.

Other Comprehensive Income (Loss)

Other comprehensive loss was $20.8 million for the nine months ended September 30, 2018 versus other comprehensive income of $36.0 million for the nine months ended September 30, 2017. Other comprehensive loss for the nine months ended September 30, 2018 was primarily due to foreign currency translation losses that resulted from a weakening of the U.S. dollar versus certain foreign currencies, primarily the British Pound and the Euro, since December 31, 2017. Other comprehensive income for the nine months ended September 30, 2017 was primarily due to foreign currency translation gains that resulted from a strengthening of the U.S. dollar versus certain foreign currencies, primarily the British Pound and the Euro, since December 31, 2016.

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

We believe that our existing cash on hand and cash flow from operations will be sufficient to fund our currently anticipated working capital, capital expenditure, and debt service requirements, for at least the next twelve months. While we have a history of a negative working capital position, as calculated by subtracting current liabilities from current assets, substantially all of this negative balance is created by deferred revenue, which does not represent a liability that will be settled in cash. As of September 30, 2018, excluding both cash balances and deferred revenue, our current assets exceed our current liabilities by $8.6 million.

The dollar and Euro tranches of our 2017 First Lien Credit Facility require quarterly principal repayments in the amount of $2.6 million and €0.6 million per quarter, respectively, which are insignificant compared to the cash we expect to generate from operations. The 2017 First Lien Credit Facility does not mature until 2023, and therefore is not considered to impact our liquidity needs over the next several years. We have been in compliance with all of our applicable credit facility covenants through September 30, 2018.

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

For the nine months ended September 30, 2018, net cash provided by operating activities was $89.8 million, which includes the cash costs incurred to execute the strategic business combination we made during the first nine months of 2018. For the nine months ended September 30, 2018, excluding the impact of the acquisitions of Prime and certain technology and development assets acquired to expand our products and services offerings, net cash used in investing activities was $22.3 million. For the nine months ended September 30, 2018, net cash used in financing activities was $63.2 million.

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

Our ability to pay cash dividends on our common stock will be subject to our continued compliance with the terms of our credit facilities. Under our 2017 First Lien Credit Facility, our subsidiaries have restrictions on making cash dividends to us, subject to certain exceptions, including that our subsidiaries are permitted to declare and pay cash dividends:

•	in any amount, so long as the total net leverage ratio under our 2017 First Lien Credit Facility would not exceed 3.75 to 1.00 after making such payment;

•	in an amount per annum not greater than 6.0% of (i) the market capitalization of our common stock (based on the average closing price of our shares during the 30 trading days preceding the declaration of such payment) plus (ii) the $305.2 million in proceeds we received in the Merger;

•	in an amount that does not exceed the sum of (i) $20.0 million, plus (ii) 50% of consolidated net income of our subsidiaries from January 1, 2016 to the end of the most recent quarter plus (iii) certain other amounts set forth in the definition of “Available Amount” in our 2017 First Lien Credit Facility (provided that we may only include the amounts of consolidated net income described in clause (ii) if our total net leverage ratio would not exceed 5.00 to 1.00 after making such payments; and

•	in an amount that does not exceed the total net proceeds we receive from any public or private offerings of our common stock or similar equity interests.

As of September 30, 2018, we had $84.2 million of cash and cash equivalents on hand, and we had aggregate unused availability of $73.5 million under our 2017 Revolving Credit Facility. Borrowings under this facility bear interest at a variable rate and are a significant source of our liquidity. Our liquidity needs, including our funding of acquisition activities, causes the aggregate amount of outstanding borrowings under our 2017 Revolving Credit Facility to fluctuate. Accordingly, the amount of borrowing capacity available to us can fluctuate depending on operating cash flows, debt service requirements and acquisition and investment activity.

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

As of September 30, 2018, $53.8 million of cash and cash equivalents were held outside of the United States. We have not provided for income taxes on approximately $51.2 million of undistributed earnings of our foreign subsidiaries, other than certain Canadian subsidiaries, as the earnings are considered permanently reinvested. Notwithstanding this, as part of the enactment of the Tax Act, we have accrued a $5.5 million transition tax related to our Canadian subsidiaries. This amount includes an estimated $2.1 million of Canadian withholding taxes on the future repatriation of cash from Canada to the United States. In addition, the tax provision for the nine months ended September 30, 2018 for the United States includes an income inclusion related to the earnings of its Canadian subsidiaries as a result of the recently enacted Tax Act. The United States does not currently have accumulated earnings and profits and the majority of the other foreign jurisdictions can distribute their earnings to the United States without significant additional taxation. Accordingly, we have determined that any deferred tax liability associated with a distribution of the undistributed earnings would be immaterial.

Debt Obligations

The following describes the components of our debt obligations as of September 30, 2018. For more information regarding these transactions, see Note 5 to our condensed consolidated financial statements.

2017 First Lien Credit Facility

On August 4, 2017, we entered into the 2017 First Lien Credit Facility with Deutsche Bank AG, New York Branch, as administrative agent and collateral agent, and a syndicate of commercial lenders from time to time party thereto. The 2017 First Lien Credit Facility provided for a tranche of refinancing term loans which refinanced the term loans under our 2016 First Lien Credit Agreement in full and provided for additional term loans of $131.2 million. The 2017 First Lien Credit Facility, on the date of effectiveness, consisted of: (i) a revolving loan facility, which permits borrowings and letters of credit of up to $75.0 million, of which, up to $25.0 million may be used or issued as standby and trade letters of credit; (ii) a $960.0 million Dollar-denominated term credit facility (the “2017 First Lien Dollar Term Credit Facility”) and (iii) a €250.0 million Euro-denominated term credit facility (the “2017 First Lien Euro Term Credit Facility”). We used the proceeds from the 2017 First Lien Term Credit Facility to repay all amounts then outstanding under our 2016 First Lien Credit Facility, all amounts outstanding under our 2016 Second Lien Credit Facility, pay all related fees and expenses, and retained remaining cash for general corporate purposes. We terminated the agreement governing the 2016 Second Lien Credit Facility in connection with effecting the 2017 First Lien Credit Facility.

On December 14, 2017, we entered into an incremental facility amendment to the 2017 First Lien Credit Facility. The Incremental Amendment provided for an incremental $75.0 million dollar-denominated term loan facility. The proceeds from the Incremental Facility were used to fund the Prime acquisition.

On February 8, 2018, we repriced our $1,417 million First Lien Credit Facility (the “February 2018 Repricing”). The repriced first lien credit agreement consisted of a $75.0 million revolving loan facility and a $1,342 million term loan facility. The term loan facility consisted of $1,032 million of U.S. dollar borrowings and €249 million of Euro borrowings. The term loans and revolving borrowings were repriced at an interest rate of LIBOR plus 3.25% for dollar borrowings and EURIBOR plus 3.50% for Euro borrowings. The Company incurred approximately $2.0 million in financing costs in connection with the February 2018 repricing of the 2017 First Lien Credit Facility of which $0.1 million are being amortized using the effective interest method. As a result of this transaction, the Company recorded a loss on extinguishment of $2.4 million.

On April 30, 2018, June 29, 2018 and September 28, 2018 we made voluntary prepayments of $30.0 million,$10.0 million and $10.0 million, respectively. As of September 30, 2018, we had no outstanding borrowings and $1.5 million of outstanding letters of credit under our 2017 Revolving Credit Facility and $1,261.8 million outstanding under the 2017 First Lien Term Credit Facility.

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

Revolving borrowings in Canadian dollars bear interest at the adjusted Canadian dollar banker’s acceptance rate plus an applicable margin. Following the Repricing, the margin applicable to loans under the 2017 Revolving Credit Facility bearing interest at the alternate base rate, the adjusted LIBOR, and the adjusted Euro interbank offered rate bear interest at rates of 2.25%, 3.25%, and 3.50%, respectively. As of September 30, 2018, the applicable interest rate under the 2017 First Lien Dollar Term Credit Facility and the 2017 First Lien Euro Term Credit Facility was 5.64% and 3.50%, respectively.

On October 22, 2018, the Company completed its debt repricing transaction on its 2017 First Lien Credit Facility. The margins for the term loans under our 2017 First Lien Credit Facility were lowered for the alternate base rate, LIBOR rate and EURIBOR rate each by 0.50%. The 2017 Revolver Credit Facility margins were lowered for the alternate base rate, LIBOR rate and EURIBOR rate each by 0.50%.

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

We may also be required to make certain mandatory prepayments of the 2017 First Lien Term Credit Facility out of excess cash flow and upon the receipt of proceeds of asset sales and certain insurance proceeds (in each case, subject to certain minimum dollar thresholds and rights to reinvest the proceeds as set forth in the 2017 First Lien Credit Facility). For the fiscal year ended December 31, 2017, no mandatory prepayments were due pursuant to the terms of the 2017 First Lien Term Credit Facility. No excess cash flow payment was required during the nine months ended September 30, 2018.

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

The 2017 First Lien Credit Facility includes a springing financial covenant applicable solely to the 2017 Revolving Credit Facility that is tested at such time that 35% or more (excluding letters of credit that have been cash collateralized and letters of credit in an amount not to exceed $4.0 million) of the aggregate commitments under the 2017 Revolving Credit Facility are drawn and outstanding. Such springing financial covenant requires that, as of the last day of each fiscal quarter, the total net leverage ratio of Canyon Companies S.à.r.l. and its restricted subsidiaries under the 2017 First Lien Credit Facility cannot exceed the applicable ratio set forth in the 2017 First Lien Credit Facility for such quarter (subject to certain rights to cure any failure to meet such ratio as set forth in the 2017 First Lien Credit Facility). The 2017 First Lien Credit Facility is also subject to certain customary affirmative covenants and negative covenants. Under our 2017 First Lien Credit Facility, our subsidiaries have restrictions on making cash dividends to us, subject to certain exceptions, including that our subsidiaries are permitted to declare and pay cash dividends:

•	in any amount, so long as the total net leverage ratio under our 2017 First Lien Credit Facility would not exceed 3.75 to 1.00 after making such payment;

•	in an amount per annum not greater than 6.0% of (i) the market capitalization of our common stock (based on the average closing price of our shares during the 30 trading days preceding the declaration of such payment) plus (ii) the $305.2 million in proceeds we received in our business combination with Capitol;

•	in an amount that does not exceed the sum of (i) $20.0 million, plus (ii) 50% of consolidated net income of our subsidiaries from January 1, 2016 to the end of the most recent quarter plus (iii) certain other amounts set forth in the definition of “Available Amount” in our 2017 First Lien Credit Facility (provided that we may only include the amounts of consolidated net income described in clause (ii) if our total net leverage ratio would not exceed 5.00 to 1.00 after making such payment); and

•	in an amount that does not exceed the total net proceeds we receive from any public or private offerings of our common stock or similar equity interests.

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

Cash Flow Analysis

The following tables reflect the changes in cash flows for the comparative periods presented.

	Nine Months Ended September 30,
(in thousands)	2018	2017	Net Change
Net cash provided by (used in):
Operating activities	$89,789	$38,342	$51,447
Investing activities	(88,809)	(49,821)	(38,988)
Financing activities	(63,156)	50,757	(113,913)
Effect of exchange rate changes on cash and cash equivalents	(2,286)	2,319	(4,605)
Net change in cash and cash equivalents	$(64,462)	$41,597	$(106,059)

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

Net cash provided by operating activities increased $51.4 million to $89.8 million for the nine months ended September 30, 2018, from net cash provided by operating activities of $38.3 million for the nine months ended September 30, 2017. Net cash provided by operating activities for the nine months ended September 30, 2018 reflects a $7.3 million decrease in other accrued expenses due to the timing of vendor invoices, a $1.8 million increase in deferred revenue due to the timing of invoicing to our subscription customers, a $1.7 million decrease in accounts payable due to the timing of vendor payments, and a $1.1 million increase in prepaid expenses and other current assets primarily due to the timing of advance payments for business expenses.

Net cash provided by operating activities for the nine months ended September 30, 2017 reflects a $3.6 million decrease in deferred revenue due to the timing of invoicing to our subscription customers, a $10.2 million decrease in accrued compensation and benefits due to the timing of payment of annual bonuses, and a deferred income tax impact of $30.0 million due to a deferred tax benefit included within our tax provision.

Cash Flow Used In Investing Activities

Net cash used in investing activities was $88.8 million for the nine months ended September 30, 2018, which reflects $66.5 million used for our acquisitions of Prime and our other acquisition, net of cash acquired, capitalized software development costs of $12.0 million, and purchases of property plant and equipment of $10.3 million.

Net cash used in investing activities was $49.8 million for the nine months ended September 30, 2017. This figure included $55.0 million in cash, net of cash acquired, used for our acquisitions of Bulletin Intelligence and Argus, and reflects capitalized software development costs of $11.4 million and purchases of property and equipment of $7.7 million, offset by approximately $23.7 million in cash we received for the sale of Vintage, after funds deposited in escrow and transaction expenses.

Cash Flow Provided By/Used In Financing Activities

Net cash used in financing activities was $63.2 million for the nine months ended September 30, 2018, which reflects $60.0 million in repayments of our term loan facility, $0.3 million in deferred financing payments, and contingent consideration payments of $2.9 million related to the Bulletin Intelligence earnout agreement.

Net cash provided by financing activities was $50.8 million for the nine months ended September 30, 2017, which reflects $305.2 million in proceeds from the issuance of equity in connection with our merger with Capitol, offset by net repayments under our prior credit facility of $252.3 million.

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

Interest Rate Risk

Our 2017 First Lien Credit Facility bears interest at variable rates based on LIBOR plus a fixed margin. As of September 30, 2018, we had $1,261.8 million in outstanding borrowings under our 2017 First Lien Credit Facility. At LIBOR and EURIBOR rates below 3.5% and 0.5%, respectively, 100.0% of our outstanding borrowings bear interest at variable rates. Outstanding borrowings under our 2017 First Lien Credit Facility are subject to a 1% LIBOR floor. As of September 30, 2018, the 3-month LIBOR rate and 3-month EURIBOR rate were approximately 2.4% and 0.0%, respectively. A hypothetical 1% increase in the interest rate on our indebtedness as of September 30, 2018 would have increased our cash interest expense by approximately $12.6 million per annum.

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

Item 4. – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2018. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2018 because of the material weakness in our internal control over financial reporting described below.

Material Weakness in Internal Control Over Financial Reporting

As of September 30, 2018, our management has concluded that we did not maintain effective controls over the preparation and review of the income tax benefit or expense and related current and deferred income tax accounts. Specifically, a deficiency in the design of our controls did not ensure that the information used to prepare the income tax benefit and related current and deferred income tax accounts was complete and accurate. This material weakness did not result in a material misstatement to our financial statements or disclosures, but did result in out-of-period adjustments in our benefit for income taxes and deferred tax liabilities that were individually, and in the aggregate, immaterial during the year ended December 31, 2017. We have, however, determined that the deficiency could result in a misstatement of the benefit for income taxes and current and deferred income tax accounts that would result in a material misstatement of the annual or interim financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency represents a material weakness in internal control over financial reporting as of September 30, 2018. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

Remediation Plan

During the quarter ended September 30, 2018, and as part of our response to the material weakness identified, we hired a Tax Director to provide additional review and supervision over our income tax process and to provide oversight over our ongoing remediation efforts which comprise:

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

Changes in Internal Control Over Financial Reporting

As disclosed above under “Material Weakness in Internal Control Over Financial Reporting” and “Remediation Plan”, we have begun the process of remediating the above material weakness. There have been no changes in our internal control over financial reporting (as defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. – Risk Factors

At September 30, 2018, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 13, 2018 and our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2018, which are accessible on the SEC’s website at www.sec.gov.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. – Defaults Upon Senior Securities

None.

Item 4. – Mine Safety Disclosures

Not applicable.

Item 5. – Other Information

None.

Item 6. – Exhibits

Exhibit	Description
10.1*	Form of performance-vesting restricted stock units, pursuant to the Cision Ltd. 2017 Omnibus Incentive Plan.
10.2*	Form of performance-vesting options pursuant to the Cision Ltd. 2017 Omnibus Incentive Plan.
10.3*	Employment Agreement between Cision U.S. Inc. and Gregg Spratto.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

CISION LTD.

Dated: November 8, 2018	By:	/s/ Jack Pearlstein
	Name:	Jack Pearlstein
	Title:	Chief Financial Officer

	By:	/s/ Steve Solomon
	Name:	Steve Solomon
	Title:	Chief Accounting Officer

