Form 10-K
period 2018-12-31
CISION LTD.
filed 2019-03-01
CIK 1701040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

(Zip Code)

866-639-5087

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Ordinary Shares, par value $0.0001 per share	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

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

Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant’s predecessor as of June 29, 2018, the last business day of the Registrant’s predecessor’s most recently completed second fiscal quarter, was approximately $823,829,841.

148,308,102 ordinary shares, par value $0.0001 per share, were issued and outstanding as of February 26, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2019 annual meeting of shareholders (the “2019 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2019 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Cision Ltd.

Form 10-K

For the Fiscal Year Ended December 31, 2018

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

Overview

Cision (“we,” “us,” or “our”) is a leading global provider of public relations (“PR”) software, media distribution, media intelligence and related professional services, according to Burton-Taylor International Consulting LLC, as measured by total revenue. PR and communications professionals use our products and services to help manage, execute and measure their strategic PR and communications programs. Similar to Bloomberg for finance professionals, LinkedIn for HR professionals, and Salesforce for sales professionals, we believe that we are an industry-standard SaaS solution for PR and marketing professionals and are deeply embedded in industry workflow.

We deliver a sophisticated, easy-to-use platform for communicators to reach relevant media influencers and craft compelling campaigns that impact customer behavior. With rich monitoring and analytics, Cision Communications CloudTM (“C3”), a cloud-based platform that integrates each of our point solutions into a single unified interface, arms brands with the insights they need to link their earned media to strategic business objectives, while aligning it with owned and paid channels. This platform enables companies and brands to build consistent, meaningful and enduring relationships with influencers and buyers in order to amplify their marketplace influence. We have more than 75,000 customers and an expansive global reach, spanning many international markets around the globe including Canada, China, India, EMEA and Latin America. Our total international sales across all countries accounted for 40% of our 2018 revenue.

We have undergone a strategic transformation since GTCR’s initial investment in 2014, evolving into a PR and marketing software leader through a series of complementary acquisitions. The acquisitions of Cision and Vocus, Inc. (“Vocus”) in 2014 and their subsequent merger established the foundation of the core media database, monitoring and analysis business. Over the 12 months following this initial merger, we acquired Discovery Group Holdings Ltd. (“Gorkana”) to expand our global footprint and also completed acquisitions of Visible, Inc. (“Visible”) and Viralheat, Inc. (“Viralheat”) to enhance our social media functionality. The subsequent acquisition of PRN Group (“PR Newswire”) in 2016 added the depth and breadth of a global distribution network and making us, we believe, to be the only vendor with a comprehensive global solution for PR professionals. Following these acquisitions, in October 2016, we introduced our C3 platform. In the first quarter of 2017, we acquired Bulletin Intelligence, LLC, Bulletin News Network, LLC and Bulletin News Investment, LLC (collectively, “Bulletin Intelligence”) to expand our capability to provide expert-curated executive briefings for the Executive Office of the President and corporate C-Suite executives. In the second quarter of 2017, we acquired L’Argus de la Presse (“Argus”), a Paris-based provider of media monitoring services to expand our media monitoring solutions and enhance our access to French media content. We acquired CEDROM-SNi Inc. (“CEDROM”) in December 2017 and PRIME Research Group (“Prime”) in January 2018 in order to further expand upon our media measurement and analysis services and improve our digital media monitoring solutions. In January of 2019, we completed our acquisitions of Falcon.io (“Falcon”) and TrendKite (“TrendKite”). We believe that Falcon will further enhance our social media management and analysis capabilities that we anticipate will be integral to the future of earned media management. We believe that TrendKite will further solidify our position as a leading global provider of public relations software, media distribution, media intelligence and related professional services. Also in January of 2019, we divested our email marketing assets. The sale of the assets resulted from a detailed review of our long-term business strategy and desire to focus on C3.

We provide our comprehensive solution principally through subscription contracts which are generally one year or longer, with different tiers of pricing depending on the level of functionality and customer support required. Our SaaS delivery model provides a stable recurring revenue base. In 2018, we generated $730.4 million of revenue, of which, approximately 85% was generated by customers purchasing services on a subscription or recurring basis. We consider services recurring if customers routinely purchase these services from us pursuant to a negotiated “rate card” or similar arrangements, even if we do not have subscription agreements with them. As of December 31, 2018, we had more than 75,000 customers, of which the top 25 only accounted for 6.8% of 2018 revenues, on a pro forma basis assuming a full year of Prime acquisition revenues.

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

As opposed to paid media campaigns, which directly target consumers through television, radio, print and search engine advertising, or owned media campaigns, which directly target consumers through company websites or social media accounts, earned media campaigns do not directly target consumers but rather they target key influencers. With consumer behavior increasingly shaped by these influencers, including online reviewers, press and social media posters, effective earned media campaigns are becoming critical for marketers.

Rising Importance of Earned Media Channels in Driving Purchase Decisions

According to Nielsen, earned media is recognized as the most trusted media category, yet we believe it receives a smaller allocation of marketing budgets at most companies than owned and paid media. Marketers have traditionally targeted the paid and owned channels because content is more easily controlled through those channels; however, declining efficacy of paid media and higher consumer trust in earned media is increasing marketers’ focus on the earned media channel, which is one of our core competencies.

In addition to having a greater impact on consumer purchase decisions than paid media, earned media has a lower cost, as distribution is assisted by the content author. As such, earned media’s return on investment is higher. Chief marketing officers are beginning to recognize this dynamic and the value of earned media, which is driving a shift of paid media dollars into the earned channel, according to Outsell Inc.

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

We believe Cision's market leadership in driving the future of earned media management is bolstered by the acquisitions of Falcon and TrendKite, which will help us move beyond the tactical nature of PR point solutions. While Falcon will continue to be offered as a stand-alone social media platform for marketers, advertisers, and customer experience professionals, it will also be integrated with C3 to expand social media capabilities to earned media and communications professionals. We believe integrating Falcon into the C3 platform will enable marketing and communications professionals to fully integrate their campaigns across owned, earned and paid media. We believe TrendKite will enhance our customers’ abilities to demonstrate and measure the business impact of their earned media communications.

Preference for Platforms over Point Solutions

A comprehensive and integrated PR platform is becoming increasingly critical as the proliferation of new media channels drives complexity in the execution of successful PR and marketing campaigns. PR, communications and marketing professionals increasingly value and prefer the ease of having the entire solution set - monitoring, analyzing, identifying and distributing - on a single, integrated platform.

Large Addressable Market

Spending on financial market data/analysis and news set new highs in 2017, while showing the greatest year-on-year growth since 2011, according to a report published today by Burton-Taylor International Consulting. The report finds that global spend was up 3.57%, to reach $28.48 billion, topping the $28 billion mark for the first time. This market comprises spend on press release distribution, media and social media monitoring, measurement and engagement, and targeting. Key drivers of steady growth in recent years include GDP and advertising expenditure growth, proliferation of advanced social media tools and an increasing focus on transparency and information disclosure.

As the needs of PR and marketing professionals converge, with the mutual desire for measurement and attribution, we believe the PR and communications software market is beginning to converge with the broader digital marketing market, which is expected to reach $195 billion by 2020 according to Statista.

Competitive Strengths

Our competitive strengths include:

Comprehensive and Fully Integrated Cloud-Based Platform

C3 offers the communications professional a “one-stop shop” for virtually all the tools they need to conceive, execute, monitor and analyze an earned media campaign. We believe that offering a comprehensive cloud-based platform with multiple integrated functionalities is what communications professionals require and prefer over the alternative of using several individual point solutions that are not interconnected, lack consistency and require interactions with, and payments to, several external software providers. The effectiveness and appeal of integrated platforms over point solutions has been demonstrated in the broader marketing realm with the creation and growth of cloud-based platforms such as the Adobe Marketing Cloud, the Oracle Marketing Cloud and the Salesforce Marketing Cloud.

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

Ease of Use and Workflow Capabilities

Our platform is designed with easy-to-use functionality, built-in workflow capabilities, a high degree of flexibility in outputs and a sleek and intuitive user interface to help the communications professional execute their work in the best way possible.

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

Growth Strategy

We intend to continue to drive growth and enhance its market position through the following key strategies:

Acquire New Customers

We believe there is still a substantial opportunity to increase market penetration globally by selling our C3 platform advantage. Most vendors in the market offer point solutions that address one or two functions in a PR campaign, resulting in the need for multiple vendors. We believe chief marketing officers prefer integrated platforms over individual solutions. C3 provides the market with a comprehensive platform that integrates all the core capabilities needed for a PR software campaign, establishing us as a reference platform for the PR software market.

Continue to Develop Innovative Products and Features

We understand the importance of offering an easy-to-use product with extensive features that meet and exceed our customers’ needs. Our product team is constantly working to introduce new features that augment our existing platform. We continue to drive customers down an overall solutions path, so they can use C3 as their communications technology platform, Cision Impact as their analytics and business results attribution, and Cision Audiences to not only improve performance of their much larger paid and owned budgets, but also to execute integrated campaigns across Paid, Owned, and Earned media with Cision ID as the backbone. Cision Impact is our offering that allows clients to show the validated reach, engagement, audience data, and actual sales conversion data from customers exposed to earned media. Cision Audiences is our offering that allows clients to match Cision ID-based data through identity resolution and integrate across their Paid, Owned and Earned media campaigns. Our account management and customer service representatives continuously communicate the needs of our customers to the product team, providing for continuous platform improvement.

Our new product innovation pipeline aims to introduce new products to market that improve the way PR and marketing professionals do business. We plan to leverage C3, which provides a fully integrated set of PR capabilities under one umbrella by adding data attribution capabilities. We believe that our measurement and attribution capabilities, which we added to our platform in the first quarter of 2018, will enable customers to track end-user reach, demographics, engagement and purchase conversion data from their earned media campaigns, allowing customers to measure return on investment. Subject to the strictest adherence to privacy concerns, we plan to sell the highly valuable and anonymized consumer and influencer data we compile to brands and media networks that may use the data to improve audience targeting and increase advertising effectiveness.

Increase Revenue from Existing Customers

We believe a significant opportunity exists to increase spending by our more than 75,000 existing customers by expanding C3 capabilities and our service offerings. Because we have grown through many acquisitions and because a comprehensive platform did not previously exist in the PR software market, many of our customers still use various PR point solutions, including solutions provided by competitors. For example, as of December 31, 2018, we had approximately 16,000 U.S. customers that we inherited with the acquisition of PR Newswire and had approximately 13,000 other U.S. customers. We estimate that approximately 3,700 of these customers overlap. By providing the first comprehensive platform for executing and analyzing earned media campaigns, we are well positioned to increase product penetration among existing customers by encouraging them to bundle various point solutions under one umbrella. In some markets, we have not yet introduced our full range of products, including C3, but we believe we have the capability to roll out our entire product suite in each of these markets. We believe this roll out will increase average customer spend through increased product penetration and attract new customers through a broader product set. Additionally, our sales team has historically been successful in selling higher tiered product or service offerings to existing clients and will have more opportunities to increase product penetration as our product team continues to add products and features to C3.

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

Selectively Pursue Strategic Acquisitions

We have successfully sourced and are completing the integration of several strategic acquisitions since our inception. These acquisitions have strengthened our market position and enabled us to provide a comprehensive PR communications product suite with a scaled, efficient cost-structure. Our management actively evaluates additional acquisition opportunities to enhance our position in the global PR software market by expanding its market reach, geographic presence and product capabilities.

Products and Services

C3 delivers critical functionality across the entire earned media lifecycle. We believe that C3 is the first software solution that allows communications professionals to plan, execute and analyze PR campaigns in a fully integrated fashion. Given the relatively recent launch of C3, the majority of our revenue today comes from customers who purchase only a subset of the capabilities we currently offer. As C3 continues to expand its capabilities and these customers are migrated onto the C3 platform, we will attempt to upsell additional capabilities. For example, a customer who previously used our prior monitoring technology to plan campaigns and monitor campaign results will now be a candidate to purchase press release distribution services. Similarly, customers who purchase the press release distribution service within C3 will have improved ability to measure the return on investment of specific campaign activities compared to customers who use other press release distribution services that cannot access the monitoring and analytical capabilities of C3.

For the year ended December 31, 2018, approximately 85% of our revenue was subscription-based or recurring, with only 15% being transactional. Non subscription-based revenue is largely related to our press release distribution services which are increasingly being sold on a subscription basis as part of C3.

Media Database

Discovering and maintaining relationships with relevant journalists and other influencers that communicate an organization’s message to the public are critical to any earned media strategy. We offer the largest database in the world, based on database revenue estimates from Burton-Taylor International Consulting LLC, with contacts for approximately 1.6 million journalists and other influencers across 200 countries, including approximately 200,000 digital influencers. The database is updated more than 12,000 times daily to provide the most accurate and timely information to PR and communications professionals.

Our media database is integrated with CRM tools and content generation and distribution features to give PR and communications professionals access to relevant influencers when planning a campaign as well as to schedule and record all interactions with contacts. Access to the database is offered on a global basis.

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

Media Monitoring

We enable PR and communications professionals to track the media coverage of their companies and brands, assess the impact of strategic initiatives and discover how influencers portray their content and gauge overall brand sentiment. Our products allow clients to monitor all forms of media, including global print, digital, social media, television and radio sources, and store articles, content and corporate news. Our media monitoring software tracks and monitors content on over 220,000 digital, print, social and broadcast sources in over 200 countries. We deliver over 3 million stories to our customers every day. Additionally, through the acquisition of Bulletin Intelligence, we have expanded our capability to provide expert-curated executive briefings to the Executive Office of the President and corporate C-Suite executives. We provide our existing global customer base with enhanced access to French media content, helping them understand and quantify the impact of their communications and media coverage in France. We also offer access to tools to filter and automatically update relevant news sources and content to make monitoring an efficient aspect of customers’ overall PR strategies. The graphics below are examples of monitoring insights we provide to customers from their PR campaigns. The acquisition of Prime in 2018 complements Cision’s existing technology and service offerings and provides a basis for significant synergies. Similar to previous acquisitions the plan for Prime will be to scale the technology and services across all geographies and all sectors served by Cision through integration into C3. Prime’s technology is able to provide intelligent topic detection, entity recognition and semantic profiling for communication, marketing, sales, supply chain and risk management. It is also able to integrate, analyze and evaluate media performance across all channels – social, digital, print and broadcast – to deliver actionable insights and strategic guidance for better communications and business results.

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

Customers

As of December 31, 2018, we had a large and highly diversified customer base of more than 75,000 customers, spanning the Americas, Europe and Asia. Customers range from small businesses to large enterprises across a wide range of industries and also include a large number of PR agencies. Annual spend for these customers can range from hundreds of dollars for small businesses to several million for the largest customers.

Our customer base includes 92 of the world’s 100 most valuable brands, according to Forbes.com and 96 of the top 100 PR companies in the United States, as listed in the Holmes Report 2018.

Select customers include McDonald’s, Samsung, Edelman, Coca Cola, Google, and Nike. Our top 25 customers account for only 6.8% of 2018 revenues, on a pro forma basis assuming a full year of Prime and the other 2018 acquisition revenues.

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

Over the past three years, we have initiated several consolidation and integration initiatives aimed at simplifying and modernizing our critical infrastructures to increase flexibility, improve margins and further improve the customer experience. These initiatives include data center consolidations, infrastructure upgrades, management information software system enhancements and the deployment of enhanced global operating models across our operations.

Sales & Marketing

We operate direct sales organizations throughout the United States and within each of its international markets. As of December 31, 2018, we had approximately 750 direct sales professionals. In the United States, we divide our direct sales professionals into two distinct go-to-market teams: new business teams and account management (renewal) teams. Within each of the two go-to-market teams, U.S. direct sales professionals are further segmented into groups based upon customer size, including an enterprise group for large customers and agencies, a midmarket group for medium size customers and a small business group for small customers. Our U.S. new business sales teams source and develop new customer relationships. Our U.S. account management sales teams focus on maintaining customer relationships, increasing product penetration and ensuring contract renewals. In the United Kingdom and in several other larger international markets, our direct sales structure is similar to that in the United States. In our smaller international markets, there are sometimes unified direct sales structures without clear distinction between new business teams and account management teams.

Our marketing team focuses on attracting, acquiring and retaining customers through digital demand campaigns, brand building and showcases of customer success. With persona-based content aimed at communications professionals, the team delivers cross-channel campaigns that span paid search, email, web and customer events. Supporting our global sales team, marketing also develops messaging, product positioning, and tools to communicate the business value of our solutions. To establish the Communications Cloud category, marketing develops insightful thought leadership for our executives to disseminate through content marketing and keynote presentations. As of December 31, 2018, we had approximately 80 marketing professionals globally.

Competition

The communications software market is highly fragmented, highly competitive and rapidly evolving. Whereas we believe that our product suite provides a global end-to-end solution, other industry participants generally operate in select geographic regions or particular verticals including media monitoring and analysis or distribution. In media monitoring and analysis, industry participants include Meltwater, Kantar Media, and iSentia. In distribution, industry participants include Business Wire, West Corporation and The London Stock Exchange through its RNS service.

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

As of December 31, 2018, we had approximately 4,500 global employees, with approximately 1,500 employees located in the United States and approximately 3,000 employees located internationally. We also engage temporary employees and consultants. None of our employees in the United States are members of a union; however, approximately 600 of our foreign employees are currently subject to collective bargaining agreements and/or are members of local work councils. We consider relations with our employees to be very good.

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

Executive Officers

The following chart sets forth certain information regarding our executive officers as of February 28, 2019:

Name	Age	Position
Kevin Akeroyd	50	President, Chief Executive Officer and Director
Jack Pearlstein	55	Executive Vice President and Chief Financial Officer
Yujie Chen	48	President, Asia-Pacific
Robert Coppola	48	Chief Information Officer
Erik Huddleston	43	President, Americas
Rainer Mathes	64	President, Cision Insights
Peter Low	56	Managing Director, EMEA
Greg Spratto	46	Chief Operating Officer
Steve Solomon	55	Chief Accounting Officer

Kevin Akeroyd. Mr. Akeroyd has served as our Chief Executive Officer and President since August 2016. Mr. Akeroyd has over 25 years of experience in digital, social and mobile marketing globally. Previously, Mr. Akeroyd was General Manager and Senior Vice President at Oracle Marketing Cloud from September 2013 to August 2016. Mr. Akeroyd and Oracle created and led the Enterprise Marketing Platform category. Prior to Oracle, he held senior leadership positions at Badgeville from September 2011 to September 2013 and Salesforce.com (Jigsaw/Data.com) from September 2007 to August 2011. Mr. Akeroyd holds a degree from the University of Washington, Michael G. Foster School of Business and attended the EPSO program at the Stanford University Graduate School of Business.

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

Erik Huddleston. Mr. Huddleston joined Cision in January 2019 in connection with the TrendKite acquisition and has served as our President, Americas since February 2019.  Mr. Huddleston has over 20 years of experience in digital, social, PR, SaaS, and analytics.  Previously, Mr. Huddleston served as CEO of TrendKite from April 2014 until January 2019.  Mr. Huddleston held prior executive leadership positions at Sprinklr, Dachis Group, Inovis, and BetweenMarkets.  Mr. Huddleston holds a degree from the Plan II Honors Program at the University of Texas.

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

Peter Low. Mr. Low has served as our EMEA President since February 2019. He co-founded the Precise Media Group in April 2005 and was CEO of that company until June 2014. Precise provided media monitoring and evaluation services to companies in the UK and across Europe. The company was sold in June 2014 and from June 2014 until January 2017, Mr. Low held the position of Chief Strategic Officer at one of the operating divisions within WPP. Mr. Low qualified as a Chartered Accountant at PwC and holds a law degree from the London School of Economics.

Greg Spratto. Mr. Spratto has served as our Chief Operating Officer since August 2018. Mr. Spratto has nearly 20 years of operations experience, including organization leadership, M&A integration, supply chain, customer service and back office automation and reporting. Prior to joining the Company, Mr. Spratto served in numerous professional capacities, and most recently as Vice President, Operations, of Autodesk, Inc., a design software and digital content company. Mr. Spratto joined Autodesk in 1998. Mr. Spratto received a Bachelor of Arts degree from Indiana University.

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

Available Information

Our corporate website is http://www.cision.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are filed with the Securities Exchange Commission (the “SEC”). Such reports and other information filed by us with the SEC are available free of charge at our investor relations website, https://investors.cision.com, as soon as reasonably practical after they are filed with or furnished to the SEC. The public may also read any materials filed by us with the SEC at the SEC’s website, http://www.sec.gov.

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

In our technology operations, we have invested substantial amounts in the development of system platforms and in the rollout of our platforms. For the year ended December 31, 2018, we spent $30.0 million on research and development activities and $19.8 million in capitalized software development costs, and such figures may increase in the future as we strive to develop new products and solutions for our customers. Although investments are carefully planned, there can be no assurance that the demand for such platforms will justify the related investments and that the future levels of transactions executed on these platforms will be sufficient to generate an acceptable return on such investments. We also cannot guarantee that we will be able to compete effectively with new vendors, or that products, services or technologies developed by others will not render our services non-competitive or obsolete. If we fail to generate adequate revenue from planned system platforms or new products or services, or if we fail to do so within the envisioned timeframe, it could have an adverse effect on our results of operations and financial condition. In addition, customers may delay purchases in anticipation of new products or enhancements.

Our credit facilities contain restrictive covenants that may restrict our ability to take certain actions or capitalize on business opportunities.

Our credit facilities contain operating covenants and financial covenants that may limit management’s discretion with respect to certain business matters. Among other things, these covenants will restrict our ability to incur additional debt, pay dividends, redeem stock, change the nature of our business, sell or otherwise dispose of assets, make acquisitions or investments, and merge or consolidate with other entities. As a result of these covenants and restrictions, we will be limited in how we conduct our business and we may be unable to raise additional debt or other financing to compete effectively or to take advantage of new business opportunities. In addition, our credit facilities contain covenants that require us to comply with a number of financial ratios, the breach of which could trigger a default that could, in turn, trigger defaults under other debt obligations. The terms of any future indebtedness we may incur could include more restrictive covenants. Failure to comply with such restrictive covenants may lead to default and acceleration under our credit facilities and may impair our ability to conduct business. We may not be able to maintain compliance with these covenants in the future and, if we fail to do so, we may be unable to obtain waivers from the lenders and/or amend the covenants. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a description of our credit facilities.

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

Our business acquisitions typically result in the recording of goodwill and intangible assets, and the recorded values of those assets may become impaired in the future. As of December 31, 2018, goodwill totaled $1,171.9 million and other intangible assets, net of accumulated amortization, totaled $377.1 million. The determination of the value of such goodwill and intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements.

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

Any claims asserted against us, regardless of merit or eventual outcome, could harm our reputation and have an adverse impact on our reputation, brand and relationships with our customers and other third parties and could lead to additional related claims. Certain claims may seek injunctive relief and regulators, as part of settlements or otherwise, may seek to modify our products or services, which could disrupt the ordinary conduct of our business and operations, reduce our revenues or increase our cost of doing business. Any response to any such litigation or governmental investigation or claim may cause us to incur significant legal expenses. Substantial recovery against us or fines or penalties could have a material adverse impact on us, and unfavorable rulings, findings or recoveries in the other proceedings could have a material adverse impact on the operating results of the period in which the ruling or recovery occurs. See “Business - Legal Proceedings.”

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

We are subject to potential regular examination by the Internal Revenue Service and other tax authorities, and from time to time we initiate amendments to previously filed tax returns. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations and amendments to determine the adequacy of our provision for income taxes, which requires estimates and judgments. Although we believe our tax estimates are reasonable, we cannot assure investors that the tax authorities will agree with such estimates. We may have to engage in litigation to achieve the results reflected in the estimates, which may be time-consuming and expensive. We cannot assure investors that we will be successful or that any final determination will not be materially different from the treatment reflected in our historical income tax provisions and accruals, which could materially and adversely affect our financial condition and results of operations.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017 and new limitations on the deductibility of interest. In the fourth quarter of 2018, we completed our analysis of the impacts of U.S tax reform for which a provisional amount was recorded and there was no material change from the $11.9 million of additional tax expense previously recorded.

Because we have operations across a number of international regions, we are exposed to currency risk.

A significant portion of our revenues are denominated in foreign currency. For the year ended December 31, 2018, approximately 40% of our revenues were denominated in foreign currencies. In addition, a significant portion of our expenses are incurred in the local currencies of the countries in which we operate, including British Pound, the Euro, Swedish Krona and the Canadian Dollar. We have operations in the United States (our headquarters), Europe, the Americas and a number of other foreign countries. For financial reporting purposes, we translate all non-U.S. denominated transactions into U.S. dollars in accordance with U.S. GAAP. We therefore have significant exposure to exchange rate movements between the Pound, Euro, Kroner and Canadian Dollar and other foreign currencies towards the U.S. dollar. Fluctuations in exchange rates also affect the value of funds held by our foreign subsidiaries. Significant inflation or disproportionate changes in foreign exchange rates with respect to one or more of these currencies could occur as a result of general economic conditions, acts of war or terrorism, changes in governmental monetary or tax policy or changes in local interest rates. These exchange rate differences will affect the translation of our non-U.S. results of operations and financial condition into U.S. dollars as part of the preparation of our consolidated financial statements.

Our customers’ decision not to renew could have a material impact on our financial position and results of operations.

A substantial portion of our revenue is derived from subscription or recurring revenue streams, and if our existing subscription customers elect not to renew these agreements, renew these agreements for fewer services, or renew these agreements for less expensive services, our business, financial condition and results of operations will be adversely affected.

Our customers have no obligation to renew these agreements. For the year ended December 31, 2018, subscription or recurring revenue streams represented approximately 85% of our revenues. As a result, we may not be able to consistently and accurately predict future renewal rates. Our subscription customers’ renewal rates may decline or fluctuate or our subscription customers may renew for fewer services or for less expensive services as a result of a number of factors, including their level of satisfaction with our solutions, budgetary or other concerns, and the availability and pricing of competing products. If large numbers of existing subscription customers do not renew these agreements, or renew these agreements on terms less favorable to us, and if we cannot replace or supplement those non-renewals with new subscription agreements generating the same or greater level of revenue, our business, financial condition and results of operations will be adversely affected.

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

Market opportunity estimates and growth forecasts included in this report are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Even if the market in which we compete meets the size estimates and growth forecasted in this report, our business could fail to grow at similar rates, if at all. For more information regarding the estimates of market opportunity and the forecasts of market growth included in this report, see the section entitled “Business - Industry.”

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

We provide a portion of our services for specific projects that generate revenues that terminate on completion of a defined task. For the year ended December 31, 2018, approximately 2% of our revenue was related to project-based non-recurring revenue activities. While we seek, wherever possible, on completion or termination of large projects, to counterbalance periodic declines in revenues with new arrangements to provide services to the same customer or others, our inability to obtain sufficient new projects to counterbalance any decreases in such work may adversely affect our future revenues and results of operations.

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

Internationally, many jurisdictions in which we operate have established privacy legal framework with which we, our customers or our vendors must comply, including but not limited to the European Union, or EU. The EU’s data protection landscape is currently unstable, resulting in possible significant operational costs for internal compliance and risk to our business. In addition, the EU has adopted the General Data Protection Regulation, or GDPR, which went into effect in May 2018 and contains numerous requirements and changes from existing EU law, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. Specifically, the GDPR will introduce numerous privacy-related changes for companies operating in the EU, including greater control for data subjects (e.g., the ‘‘right to be forgotten’’), increased data portability for EU consumers, data breach notification requirements, and increased fines. In particular, under the GDPR, fines of up to 20 million euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information.

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

We have incurred operating losses in the past and we may incur operating losses in the future. In 2018, we had operating income of $69.6 million. Prior to 2018, we had operating income of $38.0 million in 2017 and operating loss of $19.6 million in 2016. We expect our operating expenses to increase as we continue to expand our operations, and if our increased operating expenses exceed our revenue growth, we may not be able to generate operating income.

Our ability to use net operating loss carryforwards to reduce future tax payments may be subject to limitations.

As of December 31, 2018, we had federal and state net operating loss carryforwards of $42.4 million. The federal and state net operating loss carryforwards will begin to expire, if not utilized, beginning in 2031. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses generated in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is currently uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the ‘‘Code’’), if a corporation undergoes an ‘‘ownership change’’ (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), its ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. If we undergo an ownership change, we may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. Federal and state income tax purposes and the utilization of other tax attributes to reduce our federal and state income tax expense.

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

We operate a global business. For the year ended December 31, 2018, approximately 40% of our revenue was derived from Europe (including the United Kingdom), Canada, Asia and Latin America. We are subject to certain adverse economic factors relating to overseas economies generally, including foreign currency fluctuation, inflation, external debt, a negative balance of trade and underemployment. Risks associated with our international business activities include:

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

As of December 31, 2018, we had approximately 4,500 global employees, with approximately 1,500 employees located in the United States and approximately 3,000 employees located internationally. In various countries, local law requires our participation in works councils, and we have approximately 600 employees working under collective bargaining agreements. While we have not experienced any material work stoppages at any of our facilities, any stoppage or slowdown could cause material interruptions in our business, and we cannot assure investors that alternate qualified personnel would be available on a timely basis, or at all. As a result, labor disruptions at any of our locations could materially adversely affect our business, financial condition and results of operations.

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

As of December 31, 2018, we had no outstanding borrowings and $1.5 million of outstanding letters of credit under our current revolving credit facility (the “2017 Revolving Credit Facility”) and $1,255 million outstanding under our first lien term loan facility (the “2017 First Lien Term Credit Facility” and together with the 2017 Revolving Credit Facility, the “2017 First Lien Credit Facility”). On account of the incremental revolving credit facility amendment entered into in December 2017, available borrowings under the revolving credit facility was increased from $75.0 million to $100.0 million, under which we borrowed $40.0 million to complete the Falcon acquisition in January 2019. Additionally, on January 11, 2019, we amended our credit agreement to provide for an incremental $75.0 million dollar-denominated term loan facility. Because borrowings under our 2017 Revolving Credit Facility bear interest at variable rates, any increase in interest rates on debt that we have not fixed using interest rate hedges will increase our interest expense, reduce our cash flow or increase the cost of future borrowings or refinancing. Our indebtedness could have important consequences to our investors, including, but not limited to:

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

We do not anticipate that our board of directors will declare dividends in the foreseeable future. If we decide to declare dividends in the future, as a holding company, we will require dividends and other payments from our subsidiaries to meet such cash requirements. Our credit agreements place certain contractual restrictions on our subsidiaries’ ability to make distributions to us. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Overview” for a discussion of our credit facilities’ restrictions on our subsidiaries’ ability to make distributions to us. In addition, minimum capital requirements may indirectly restrict the amount of dividends paid upstream, and repatriations of cash from our subsidiaries may be subject to withholding, income and other taxes in various applicable jurisdictions. If our subsidiaries are unable to distribute cash to us and we are unable to pay dividends, our ordinary shares may become less attractive to investors and the price of our ordinary shares may become volatile.

Future changes to tax laws could adversely affect us.

The U.S. government, the Organization for Economic Co-operation and Development and other governmental agencies in jurisdictions where we do business have had an extended focus on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. As a result, the tax laws in the countries in which we do business could change on a prospective or retroactive basis, and any such changes could adversely affect us.

The withdrawal of the United Kingdom from the European Union (commonly referred to as Brexit) may cause an increase in our taxes including withholding taxes on repatriation of cash from jurisdictions that are members of the European Union to or through any of our U.K. subsidiaries as a result of the United Kingdom no longer being entitled to benefits provided by the European Union directives.

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

As a privately held company, we were not required to comply with certain corporate governance and financial reporting practices and policies required of a publicly traded company. As a publicly traded company, we incur significant legal, accounting and other expenses that we were not required to incur in the recent past. In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, as well as under the Sarbanes-Oxley Act, the JOBS Act, and the rules and regulations of the SEC and national securities exchanges have created uncertainty for public companies and increased the costs and the time that our board of directors and management must devote to complying with these rules and regulations. We expect these rules and regulations will cause us to incur substantial legal and financial compliance costs and may lead to a diversion of management time and attention from revenue generating activities.

Furthermore, the maintenance of the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition.

As of December 31, 2018, our management has concluded that we did not design and maintain effective controls over the operating effectiveness of information technology (“IT”) general controls for certain information systems that are relevant to the preparation of our financial statements. These control deficiencies did not result in a misstatement to the financial statements; however, the deficiencies, when aggregated, could impact the effectiveness of IT-dependent controls that could result in material misstatements that would not be prevented or detected in a timely manner. For more information about this material weakness, see Item 9A, “Controls and Procedures.” We have made, and will continue to make, enhancements to our internal controls and procedures for financial reporting and accounting systems, however, the measures we take may not be sufficient to prevent or detect material misstatements.

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

Our corporate headquarters is located in Chicago, Illinois and consists of approximately 46,000 square feet of leased space. We also lease approximately 16 other offices throughout the United States and approximately 48 offices in foreign countries where we operate.

Our current facilities meet our needs for our employee base and can accommodate our currently contemplated growth. We believe that we will be able to obtain suitable additional facilities on commercially reasonable terms to meet any future needs.

Item 3.	Legal Proceedings

From time to time, we are subject to litigation incidental to our business and to governmental investigations related to our products and services. We are not currently party to any legal proceedings or investigations that would reasonably be expected to have a material adverse effect on its business or financial condition. See Item 1A, “Risk Factors - We are the subject of continuing litigation and governmental inquiries.”

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

In May 2018, we completed an exchange offer relating to our outstanding warrants, whereby the holders of the warrants were offered 0.26 of our ordinary shares for each outstanding warrant tendered (the “Warrant Exchange Offer”). In connection with the closing of the Warrant Exchange Offer, we issued an aggregate of 6,100,209 ordinary shares in exchange for 23,462,423 warrants. In June 2018, the 1,037,577 outstanding warrants that did not participate in the exchange were converted into 242,780 ordinary shares pursuant to an amendment to the warrant agreement authorized in connection with the Warrant Exchange Offer. As a result of these transactions, there were no warrants outstanding as of December 31, 2018. The Warrants were removed from listing on the New York Stock Exchange on June 4, 2018 in connection with our redemption of all outstanding Warrants on such date. For more information on the historical trading price of our ordinary shares under trading symbol “CISN”, please visit the New York Stock Exchange’s website.

As of February 26, 2019, we had approximately 264 holders of record of our ordinary shares. These figures do not include the number of persons whose securities are held in nominee or “street” name accounts through brokers.

Dividends

We have never declared or paid, and do not anticipate declaring or paying, any cash dividends on our ordinary shares in the foreseeable future. It is presently intended that we will retain our earnings for use in business operations and, accordingly, it is not anticipated that our board of directors will declare dividends in the foreseeable future. In addition, the terms of our credit facilities will include restrictions on our ability to issue dividends. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Overview” for a discussion of our credit facilities’ restrictions on our subsidiaries’ ability to pay dividends or other payments to us.

Stock Performance Graph

The graph below compares our cumulative total stockholder return on our ordinary shares from the closing price on December 31, 2017, our last day of trading on the New York Stock Exchange during our prior fiscal year, through December 31, 2018, with the cumulative total return of (i) the Russell 2000 Composite Stock Index (“Russell 2000”) and (ii) a peer index representing the weighted-average composite of Aspen Technology, Inc., Blackbaud, Inc., The Dun & Bradstreet Corporation, FactSet Research Systems, Inc., Guidewire Software, Inc., IHS Markit Ltd., Isentia Group Limited, Manhattan Associates, Inc., Nielsen Holdings N.V., and Nuance Communications, Inc. This graph assumes an investment of $100.00 in our ordinary shares and in each of the respective indices at the closing on December 31, 2017 and the relative performances of each are then tracked through December 31, 2018. We paid no dividends on our ordinary shares during the period covered by the graph. Measurement points are as of December 31, 2017 and then at month-end intervals through December 31, 2018.

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

Equity Compensation Plans

The information required with respect to securities authorized for issuance under equity compensation plans is incorporated herein by reference to our definitive proxy statement for our 2019 annual meeting of shareholders.

Item 6.	Selected Financial Data

The following consolidated statements of operations and cash flows data for the years ended December 31, 2018, 2017 and 2016 and the consolidated balance sheet data at December 31, 2018 and 2017 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the year ended December 31, 2015 and the period from April 14, 2014 (inception) to December 31, 2014 and the consolidated balance sheet data at December 31, 2016, 2015 and 2014 are derived from our audited financial statements not included in this Annual Report on Form 10-K. You should read the following selected financial data in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this report.

(in thousands except share and per share amounts)	For the year ended December 31,				Period from April 14, 2014 (inception) to December 31,
	2018 (1)	2017	2016	2015	2014*
Statements of Operations Data:
Revenue	$730,373	$631,637	$467,772	$333,958	$170,114
Cost of revenue	266,792	200,836	162,583	125,006	74,552
Gross profit	463,581	430,801	305,189	208,952	95,562
Operating costs and expenses:
Sales and marketing	116,095	114,750	92,594	71,603	56,029
Research and development	29,995	22,102	19,445	16,604	5,657
General and administrative	167,060	166,759	135,737	88,448	112,722
Amortization of intangible assets	80,815	89,159	77,058	59,914	22,065
Total operating costs and expenses	393,965	392,770	324,834	236,569	196,473
Operating income (loss)	69,616	38,031	(19,645)	(27,617)	(100,911)
Non operating income (expense):
Foreign exchange gains (losses)	13,290	(5,458)	6,299	(10,886)	(10,992)
Interest and other income, net	(117)	2,132	831	5,750	339
Interest expense	(78,014)	(116,466)	(117,997)	(61,398)	(28,408)
Loss on extinguishment of debt	(9,424)	(51,872)	(23,591)	—	—
Total non operating loss	(74,265)	(171,664)	(134,458)	(66,534)	(39,061)
Loss before income taxes	(4,649)	(133,633)	(154,103)	(94,151)	(139,972)
Provision for (benefit from) income taxes	19,745	(10,591)	(55,691)	(3,607)	(31,010)
Net loss	$(24,394)	$(123,042)	$(98,412)	$(90,544)	$(108,962)

Statements of Cash Flow Data:
Net cash provided by (used in):
Operating activities	$127,128	$68,848	$17,373	$22,422	$(50,804)
Investing activities	(100,920)	(79,988)	(819,416)	(10,664)	(771,555)
Financing activities	(67,020)	121,945	808,353	(8,568)	(851,819)

	As of December 31,
	2018 (1)	2017	2016	2015	2014
Balance Sheet Data:
Cash and cash equivalents	$104,769	$148,654	$35,135	$30,606	$28,577
Total assets	1,866,376	1,935,358	1,787,068	918,930	1,037,261
Total liabilities	1,578,059	1,618,989	2,146,121	1,124,958	1,146,617
Total stockholders’ equity (deficit)	288,317	316,369	(359,754)	(206,677)	(110,818)

(1)	Includes the impact of the adoption of the new revenue recognition accounting standard in 2018. Prior years have not been revised. See Note 2, Summary of Significant Accounting Policies, of the notes to the consolidated financial statements for further details.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading global provider of PR software, media distribution, media intelligence and related professional services, according to Burton-Taylor International Consulting LLC, as measured by total revenue. Public relations and communications professionals use our products and services to help manage, execute, and measure their strategic public relations and communications programs. Similar to Bloomberg for finance professionals, LinkedIn for HR professionals, and Salesforce for sales professionals, we are an industry standard SaaS solution for PR and marketing professionals, and are deeply embedded in industry workflow. We deliver a sophisticated, easy-to-use platform for communicators to reach relevant media influencers and craft compelling campaigns that impact customer behavior. With rich monitoring and analytics, Cision Communications Cloud, a cloud-based platform that integrates each of our point solutions into a single unified interface, arms brands with the insights they need to link their earned media to strategic business objectives, while aligning it with owned and paid channels. This platform enables companies and brands to build consistent, meaningful and enduring relationships with influencers and buyers in order to amplify their marketplace influence. We have more than 75,000 customers and an expansive global reach, spanning many major international markets around the globe including Canada, China, India, EMEA and Latin America. Our total international sales across all countries accounted for 40% of our 2018 revenue.

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

Immediately after giving effect to the Transactions (including as a result of the conversions described above and certain forfeitures of Capitol common stock and warrants immediately prior to the closing), there were 120,512,402 ordinary shares and warrants to purchase 24,375,596 ordinary shares of Cision issued and outstanding. Upon the closing, Capitol’s common stock, warrants and units ceased trading, and Cision’s ordinary shares and warrants began trading on the NYSE and NYSE MKT, respectively, under the symbol “CISN” and “CISN WS” respectively. During the year ended December 31, 2018, all warrants were exchanged for, or converted into an aggregate of 6,342,989 ordinary shares.

Acquisitions and Divestitures

Since January 1, 2016 through December 31, 2018, we have made the following acquisitions and divestitures:

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

Recent Developments

Recent Acquisitions

On January 3, 2019, we completed our acquisition of all of the assets and liabilities of Falcon.io (“Falcon”). The purchase price was €105.2 million ($120.1 million) and consisted of approximately €54.1 million ($61.7 million) in cash consideration and the issuance of approximately 5.1 million ordinary shares valued at €51.1 million ($58.4 million). We believe the acquisition of Falcon will solidify our market leadership in earned media management.

On January 23, 2019, we completed our acquisition of TrendKite. The purchase price was approximately $222.4 million, consisting of approximately $94.1 million in cash consideration and approximately $128.3 million of ordinary shares (10.3 million shares), of which $2.6 million ordinary shares (0.2 million shares) are restricted. The acquisition of TrendKite will enhance the ability of our customer base to demonstrate and measure the business impact of their earned media communications.

Recent Divestiture

On January 22, 2019, we sold our email marketing business to a strategic buyer for approximately $49.3 million in cash consideration, with up to an additional $4.0 million in cash based upon meeting certain business performance measures over the next 12 months.

Amendment to Credit Agreement

On January 17, 2019, we entered into an incremental facility amendment (the “January 2019 Incremental Amendment”) to the credit agreement. The January 2019 Incremental Amendment provides for an incremental $75 million dollar-denominated term loan facility (the “Incremental Facility”).

Sources of Revenues

We account for revenue contracts with customers by applying the requirements of ASC 606, Revenue From Contracts With Customers (“ASC 606”) which we adopted on December 31, 2018 with an effective adoption date of January 1, 2018.

We derive our revenue from access to our cloud-based technology platform and related media management and analysis services sold on a subscription basis. We also derive revenues from news distribution services on both a subscription basis and separately from non-subscription arrangements. The news releases are distributed to thousands of distribution points on the Internet, which are then indexed by major search engines and also directly to journalists and other key constituents. In 2018, approximately 85% of our revenue was generated by customers purchasing services on a subscription or recurring basis. We consider services recurring if customers routinely purchase these services from us pursuant to a negotiated “rate card” or similar arrangements, even if we do not have subscription agreements with them.

The subscription services include access to our cloud-based software platform, hosting services, content and content updates and customer support. Our subscription agreements are one year in length and are typically non-cancelable with customers having the right to terminate their agreements only if we materially breach our obligations under the agreement. Software subscription agreements for our platform do not provide customers the right to take possession of the software at any time. We do not charge customers an upfront fee for use of the technology. Implementation activities are insignificant and not subject to a separate fee. In certain cases, we charge annual membership fees which are recognized over the one-year membership period.

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

General and Administrative Expenses. Our general and administrative expenses consist primarily of compensation and related expenses for general corporate functions such as executive, legal, finance, human resources and administrative personnel, as well as costs for external legal, accounting and other professional services, acquisition and other related expenses, third-party payment processing and credit card fees, acquisition related costs and expenses, facilities rent and other corporate expenses.

Depreciation and Amortization. Depreciation includes depreciation of property, equipment and software. Assets acquired under capital leases and leasehold improvements are amortized. Amortization of assets acquired under capital leases is included in depreciation and amortization expense. When assets are retired or otherwise disposed of, the asset and related accumulated depreciation are eliminated from the accounts and resulting gain or loss is recorded in the results of operations. Amortization of intangible assets consist primarily of the amortization of intangibles related to trade name, brand, and customer relationships acquired through our acquisitions.

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

Impact of Foreign Exchange Rates

We report in U.S. dollars, and the functional currency of our foreign operating subsidiaries is the local currency, including the British Pound, the Euro, the Swedish Krona and the Canadian Dollar. Many of these currencies have weakened significantly against the U.S. dollar since the end of 2014. Approximately 40% of our revenues are generated in non-U.S. dollar-denominated currencies. The financial statements of these subsidiaries are translated into U.S. dollars using exchange rates in effect at each balance sheet date for assets and liabilities and average exchange rates during the period for revenues and expenses. To the extent we experience significant currency fluctuations, our results of operations may be impacted.

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

Price Competition could Affect our Business

We face price competition in all areas of our business. We have in the past lowered prices, and may need to do so in the future to attempt to gain or maintain market share. Additionally, we have also been, and may once again be, required to adjust pricing to respond to actions by competitors, which could adversely impact operating results.

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

Results of Operations

This section includes a summary of our historical results of operations, followed by detailed comparisons of our results for (i) the years ended December 31, 2018 and 2017 and (ii) the years ended December 31, 2017 and 2016. We have derived this data from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The following table shows certain income statement data in thousands of dollars and percentages for the years indicated:

	Year Ended December 31, 2018 (1)		Year Ended December 31, 2017		Year Ended December 31, 2016
Revenue	$730,373	100.0%	$631,637	100.0%	$467,772	100.0%
Cost of revenue	266,792	36.5%	200,836	31.8%	162,583	34.8%
Gross profit	463,581	63.5%	430,801	68.2%	305,189	65.2%
Operating costs and expenses:
Sales and marketing	116,095	15.9%	114,750	18.2%	92,594	19.8%
Research and development	29,995	4.1%	22,102	3.5%	19,445	4.2%
General and administrative	167,060	22.9%	166,759	26.4%	135,737	29.0%
Amortization of intangibles	80,815	11.1%	89,159	14.1%	77,058	16.5%
Total operating costs and expenses	393,965	53.9%	392,770	62.2%	324,834	69.4%
Operating income (loss)	69,616	9.5%	38,031	6.0%	(19,645)	(4.2)%
Non operating income (expense):
Foreign exchange gains (losses)	13,290	1.8%	(5,458)	(0.9)%	6,299	1.3%
Interest and other income, net	(117)	(0.0)%	2,132	0.3%	831	0.2%
Interest expense	(78,014)	(10.7)%	(116,466)	(18.4)%	(117,997)	(25.2)%
Loss on extinguishment of debt	(9,424)	(1.3)%	(51,872)	(8.2)%	(23,591)	(5.0)%
Total non operating loss	(74,625)	(10.2)%	(171,664)	(27.2)%	(134,458)	(28.7)%
Loss before income taxes	(4,649)	(0.6)%	(133,633)	(21.2)%	(154,103)	(32.9)%
Provision for (benefit from) income taxes	19,745	2.7%	(10,591)	(1.7)%	(55,691)	(11.9)%
Net loss	$(24,394)	(3.3)%	$(123,042)	(19.5)%	$(98,412)	(21.0)%

(1)	Includes the impact of the adoption of the new revenue recognition accounting standard in 2018. Prior years have not been revised. See Note 2, Summary of Significant Accounting Policies, of the notes to the consolidated financial statements for further details.

Non-GAAP Financial Measures

The measures of revenue and Adjusted EBITDA discussed herein are the measures currently utilized by management to assess performance, and we disclose these measures to investors to provide them with a meaningful understanding of our company’s performance. We are in the process of an operational, technological and financial integration effort for all recently combined businesses, particularly with respect to recent acquisitions such as Prime. One of our current objectives is to identify the most relevant key performance indicators to stakeholders for the fully integrated business. The determination as to when we will be able to identify these performance measures will be dependent on our ability to migrate customers from legacy platforms onto the C3 platform. When such integration and implementation is complete and such measures are available and utilized by management, these measures will be included in future disclosures to investors.

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

The following table outlines the reconciliation from net loss to Adjusted EBITDA for the years indicated:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Net loss	$(24,394)	$(123,042)	$(98,412)
Depreciation and amortization	133,821	139,474	126,983
Interest expense and loss on extinguishment of debt	87,438	168,338	141,588
Income tax expense (benefit)	19,745	(10,591)	(55,691)
Acquisition-related costs and expenses	45,394	42,235	45,006
Stock-based compensation	5,267	4,138	5,302
Deferred revenue reduction from purchase accounting	1,457	1,448	1,168
Gain on sale of businesses	-	(1,785)	-
Sponsor fees and expenses	-	284	587
Unrealized translation loss (gain)	(13,533)	5,011	(4,350)
Adjusted EBITDA	$255,195	$225,510	$162,181

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Revenue

Revenue increased $98.7 million, or 15.6%, from $631.6 million for the year ended December 31, 2017 to $730.4 million for the year ended December 31, 2018. This increase was primarily driven by our acquisitions of Bulletin Intelligence, L'Argus de la Presse, CEDROM and Prime, and growth in our Americas, EMEA and APAC operations, offset by our divestiture of Vintage in 2017 and an increase in the value of the U.S. dollar versus a number of foreign currencies, principally the Euro, the British Pound, and the Canadian Dollar. Revenue from our acquisitions of Bulletin Intelligence, L'Argus de la Presse, CEDROM and Prime was $134.1 million for the year ended December 31, 2018 versus $44.8 million for the year ended December 31, 2017. Revenue from our APAC operations, excluding our acquisitions of Bulletin Intelligence, L'Argus de la Presse, CEDROM and Prime, increased $5.3 million for the year ended December 31, 2018, due primarily to organic growth in subscription and transaction revenues. Revenue from our EMEA operations, excluding our acquisitions of Bulletin Intelligence, L'Argus de la Presse, CEDROM and Prime, increased $4.6 million for the year ended December 31, 2018, due primarily to organic growth in subscription and transaction revenues. Revenue from our Americas operations, excluding our acquisitions of Bulletin Intelligence, L'Argus de la Presse, CEDROM and Prime, and the divestiture of Vintage increased $2.9 million for the year ended December 31, 2018, due primarily to organic growth in subscription and transaction revenues. Revenue from Vintage was $3.4 million for the year ended December 31, 2017. The change in the U.S. dollar versus other foreign currencies in 2018 compared to 2017 decreased revenue by approximately $3.4 million for the year ended December 31, 2018.

Cost of Revenue

Cost of revenue increased $66.0 million, or 32.8%, from $200.8 million for the year ended December 31, 2017 to $266.8 million for the year ended December 31, 2018. This increase was primarily driven by our acquisitions of Bulletin Intelligence, L'Argus de la Presse, CEDROM and Prime, increases in employee compensation and related costs, and increases in content costs, offset by our divestiture of Vintage in 2017, a decrease in depreciation and amortization expenses, and an increase in the value of the U.S. dollar versus a number of foreign currencies, principally the Euro, the British Pound, and the Canadian Dollar. Cost of revenue from Bulletin Intelligence, L'Argus de la Presse, CEDROM and Prime was $92.8 million for the year ended December 31, 2018 versus $27.4 million for the year ended December 31, 2017. Employee compensation and related costs increased $3.2 million in the year ended December 31, 2018 versus the prior year. Content costs increased by $2.2 million in the year ended December 31, 2018 versus the prior year. Vintage cost of revenue was $2.5 million for the year ended December 31, 2017. Depreciation and amortization expenses decreased by $3.3 million in the year ended December 31, 2018 versus the prior year and the change in the U.S. dollar versus other foreign currencies in 2018 compared to 2017 decreased our cost of revenue by approximately $1.0 million for the year ended December 31, 2018.

Sales and Marketing

Sales and marketing expenses increased $1.3 million, or 1.2%, from $114.8 million for the year ended December 31, 2017 to $116.1 million for the year ended December 31, 2018. This increase was primarily driven by our acquisitions of Bulletin Intelligence, L'Argus de la Presse, CEDROM and Prime, offset by lower sales compensation expense, lower marketing program expenditures, the divestiture of Vintage and an increase in the value of the U.S. dollar versus a number of foreign currencies, principally the Euro, the British Pound, and the Canadian Dollar. Sales and marketing expenses from Bulletin Intelligence, L'Argus de la Presse, CEDROM and Prime were $11.4 million for the year ended December 31, 2018 versus $5.6 million for the year ended December 31, 2017. Sales compensation expense declined by approximately $1.9 million in the year ended December 31, 2018 versus the prior year. Marketing program expenditures declined by approximately $1.8 million in the year ended December 31, 2018 versus the prior year and the change in the U.S. dollar versus other foreign currencies in 2018 as compared to 2017 decreased our sales and marketing expenses by approximately $0.4 million for the year ended December 31, 2018. Sales and marketing expenses from Vintage were $0.7 million for the year ended December 31, 2017.

Research and Development

Research and development expenses increased $7.9 million, or 35.7%, from $22.1 million for the year ended December 31, 2017 to $30.0 million for the year ended December 31, 2018. This increase was primarily driven by our acquisitions of L'Argus de la Presse, CEDROM and Prime, and an increase in our external consulting costs, offset by lower software and equipment expenditures. Research and development expenses from L'Argus de la Presse, CEDROM and Prime were $8.4 million for the year ended December 31, 2018 versus $1.6 million for the year ended December 31, 2017. External consulting expenses increased by $1.6 million in the year ended December 30, 2018 versus the prior year. Software and equipment expenditures were $0.7 million for the year ended December 31, 2018 versus $1.3 million for the year ended December 31, 2017. The change in the U.S. dollar versus other foreign currencies in 2018 compared to 2017 had a nominal impact on our research and development expenses for the year ended December 31, 2018.

General and Administrative

General and administrative expenses increased $0.3 million, or 0.2%, from $166.8 million for the year ended December 31, 2017 to $167.1 million for the year ended December 31, 2018. This increase was primarily driven by our acquisitions of L'Argus de la Presse, CEDROM and Prime, offset by a decrease in acquisition related costs, reduced compensation related costs, reduced depreciation expense, and a decrease in the value of the U.S. dollar versus a number of foreign currencies, principally the Euro, the British Pound, and the Canadian Dollar. General and administrative expenses from L'Argus de la Presse, CEDROM and Prime were $21.9 million for the year ended December 31, 2018 versus $8.0 million for the year ended December 31, 2017. Acquisition related expenses decreased by $7.0 million, and compensation related expenses decreased by $3.3 million during the year ended December 31, 2018 versus the prior year. Depreciation expense decreased by $2.2 million during the year ended December 31, 2018 versus the prior year period. The change in the U.S. dollar versus other foreign currencies in 2018 compared to 2017 decreased our general and administrative expenses by approximately $2.8 million for the year ended December 31, 2018.

Foreign Exchange Gains (Losses)

We recognized an $13.3 million foreign exchange gain for the year ended December 31, 2018 and a $5.5 million foreign exchange loss for the year ended December 31, 2017 principally due to fluctuations in foreign exchange rates that impacted the carrying value of certain intercompany notes and our 2017 First Lien Euro Term Credit Facility.

Interest Expense

Interest expense decreased $38.5 million, or 33.0%, from $116.5 million for the year ended December 31, 2017 to $78.0 million for the year ended December 31, 2018. This decrease was primarily the result of our entry into the 2017 First Lien Credit Facility on August 4, 2017, subsequent debt repricing transactions of our 2017 First Lien Credit Facility on February 8, 2018 and October 22, 2018 that lowered interest rates on our debt, and voluntary prepayments of our 2017 First Lien Credit Facility during the year ended December 31, 2018, offset by an increase in LIBOR rates. In conjunction with our entry into the 2017 First Lien Credit Facility, we repaid $370.0 million of our 2016 Second Lien Credit Facility and refinanced $1,175.0 million in debt under our 2016 First Lien Credit Facility. The debt repricing transaction on February 8, 2018 lowered our LIBOR rate and EURIBOR rate with respect to the 2017 First Lien Credit Facility by 1.00% and 0.75%, respectively. The debt repricing transaction on October 22, 2018 lowered our LIBOR rate and EURIBOR rate with respect to the 2017 First Lien Credit Facility by 0.50% and 0.50%, respectively. During the year ended December 31, 2018, we made $50.0 million in voluntary prepayments under our 2017 First Lien Credit Facility. Three-month LIBOR rates increased from approximately 1.70% at the start of the year ending December 31, 2018 to approximately 2.8% at the end of the year ending December 31, 2018.

Loss on Extinguishment of Debt

Loss on extinguishment of debt decreased $42.4 million, or 81.8%, from $51.9 million for the year ended December 31, 2017 to $9.4 million for the year ended December 31, 2018. Our loss on extinguishment of debt for the year ended December 31, 2018 was the result of our 2017 First Lien Credit Facility debt repricing transactions on February 8, 2018 and October 22, 2018, and our voluntary prepayments of $50.0 million under our 2017 First Lien Credit Facility. These were evaluated as a debt modifications versus extinguishments under applicable guidance, and, as a result, we recorded a loss on extinguishment of debt of $9.4 million during the year ended December 31, 2018. In conjunction with the $294.0 repayment of the 2016 Second Lien Credit Facility in July 2017 and our debt refinancing transaction in August 2017, we repaid all amounts outstanding under the 2016 Second Lien Credit Facility and amended our 2016 First Lien Credit Facility. This was evaluated as a debt modification versus an extinguishment under applicable guidance, and, as a result, we recorded a loss on extinguishment of debt of $51.9 million during the year ended December 31, 2017.

Provision For (Benefit) From Income Taxes

For the year ended December 31, 2018, we recorded a provision for income taxes of $19.7 million. Our provision for income taxes and effective tax rate is impacted by disallowed interest expense, non-deductible acquisition and public company costs, state tax, GILTI income and stock compensation, in addition to changes in valuation allowance and tax law changes. For the year ended December 31, 2017, we recorded a benefit from income taxes of $10.6 million, equivalent to an effective tax rate of 7.9%.

Our effective tax rate deviates from the statutory Cayman income tax rate of 0% mainly due to the mix of foreign taxing jurisdictions in which we operate and where our foreign subsidiaries generate taxable income. In 2018, the effective tax rate increased significantly compared to 2017 primarily due to non-deductible costs and an increase in the valuation allowance.

Other Comprehensive Income (Loss)

Upon adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), the Company adjusted other comprehensive income by $1.0 million at January 1, 2018, the adoption date of the guidance (refer to Note 2 of the Consolidated Financial Statements). Other comprehensive income decreased $71.6 million for the year ended December 31, 2018 to a $32.8 million comprehensive loss, from a comprehensive income of $38.8 million for the year ended December 31, 2017. This decrease was primarily the result of foreign currency translation gains that resulted from significant depreciation of the US dollar versus the British Pound, the Euro, and the Canadian Dollar that impacted the carrying value of intangibles and goodwill in our UK, France, Germany and Canada subsidiaries.

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

Other Comprehensive Loss

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

We believe that our existing cash on hand and cash flow from operations will be sufficient to fund our currently anticipated working capital, capital expenditure, and debt service requirements, for at least the next twelve months. While we have a history of a negative working capital position, as calculated by subtracting current liabilities from current assets, substantially all of this negative balance is created by deferred revenue, which does not represent a liability that will be settled in cash. As of December 31, 2018, excluding both cash balances and deferred revenue, our current assets exceed our current liabilities by $3.1 million.

The dollar and Euro tranches of our 2017 First Lien Credit Facility require quarterly principal repayments in the amount of $2.6 million and €0.6 million per quarter, respectively, which are insignificant compared to the cash we expect to generate from operations. The 2017 First Lien Credit Facility does not mature until 2023, and therefore is not considered to impact our liquidity needs over the next several years. We have been in compliance with all of our applicable credit facility covenants through December 31, 2018.

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

For the year ended December 31, 2018, net cash provided by operating activities was $127.1 million, which is after deducting the cash costs incurred to execute the strategic business combinations we made during the years ended December 31, 2017, and 2018. For the year ended December 31, 2018, excluding the cash paid for the acquisition of Prime, net cash used in investing activities was $34.5 million. For the year ended December 31, 2018, net cash used in financing activities was $67.0 million, which included $50.0 million in voluntary repayments on our 2017 First Lien Credit Facility.

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

As of December 31, 2018, we had $104.8 million of cash and cash equivalents on hand, and we had aggregate unused availability of $98.5 million under our 2017 Revolving Credit Facility. Borrowings under this facility bear interest at a variable rate and are a significant source of our liquidity. Our liquidity needs, including our funding of acquisition activities, causes the aggregate amount of outstanding borrowings under our 2017 Revolving Credit Facility to fluctuate. Accordingly, the amount of borrowing capacity available to us can fluctuate depending on operating cash flows, debt service requirements and acquisition and investment activity.

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

As of December 31, 2018, $45.2 million of cash and cash equivalents were held outside of the United States (inclusive of the controlled foreign corporations owned by the U.S.). We have not provided for income taxes on approximately $51.8 million of undistributed earnings of our foreign subsidiaries, other than certain Canadian subsidiaries, as the earnings are considered permanently reinvested. Notwithstanding this, as part of the enactment of U.S. tax reform legislation, we have recorded a $6.2 million transition tax and a $2.6 million tax on GILTI income related to our Canadian subsidiaries. These amounts includes an estimated $2.3 million of Canadian withholding taxes on the future repatriation of cash from Canada to the United States. The United States does not currently have accumulated earnings and profits and the majority of the other foreign jurisdictions can distribute their earnings to us without significant additional taxation. Accordingly, we have determined that any deferred tax liability associated with a distribution of the undistributed earnings would be immaterial.

Debt Obligations

The following describes the components of our debt obligations as of December 31, 2018. In connection with the consummation of our merger with Capitol, in July 2017, we repaid $294.0 million of our 2016 Second Lien Credit Facility, plus a 1% fee and interest. For more information regarding these transactions, see Note 6 to our consolidated financial statements included elsewhere in this report. On August 4, 2017, we amended our 2016 First Lien Credit Facility and repaid in full the 2016 Second Lien Credit Facility, which is more fully discussed below.

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

On February 8, 2018, we repriced our $1,417 million First Lien Credit Facility (the “February 2018 Repricing”). The repriced first lien credit agreement consisted of a $75.0 million revolving loan facility and a $1,342 million term loan facility. The term loan facility consisted of $1,032 million of U.S. dollar borrowings and €249 million of Euro borrowings. The term loans and revolving borrowings were repriced at an interest rate of LIBOR plus 3.25% for dollar borrowings and EURIBOR plus 3.50% for Euro borrowings. We incurred approximately $2.0 million in financing costs in connection with the February 2018 repricing of the 2017 First Lien Credit Facility of which $0.1 million are being amortized using the effective interest method. As a result of this transaction, we recorded a loss on extinguishment of $2.4 million.

On October 22, 2018, we repriced our $1,417 million First Lien Credit Facility (the “October 2018 Repricing”). The repriced first lien credit agreement consisted of a $75.0 million revolving loan facility and a $1,342 million term loan facility. The term loan facility consisted of $1,032 million of U.S. dollar borrowings and €249 million of Euro borrowings. The term loans and revolving borrowings were repriced at an interest rate of LIBOR plus 2.75% for dollar borrowings and EURIBOR plus 3.00% for Euro borrowings. We incurred approximately $2.3 million in financing costs in connection with the October 2018 repricing of the 2017 First Lien Credit Facility of which $0.3 million are being amortized using the effective interest method. As a result of this transaction, we recorded a loss on extinguishment of $7.0 million.

On December 28, 2018, we entered into an incremental facility amendment (the “December 2018 Incremental Amendment”) to the credit agreement. As a result of the December 2018 Incremental Amendment, available borrowings under the revolving credit facility increased from $75.0 million to $100.0 million.

On January 11, 2019, we entered into an incremental facility amendment (the “January 2019 Incremental Amendment”) to the credit agreement. The January 2019 Incremental Amendment provides for an incremental $75 million dollar-denominated term loan facility.

On April 30, 2018, June 29, 2018 and September 28, 2018 we made voluntary prepayments of $30.0 million, $10.0 million and $10.0 million, respectively. As of December 31, 2018, we had no outstanding borrowings and $1.5 million of outstanding letters of credit under our 2017 Revolving Credit Facility and $1,254.5 million outstanding under the 2017 First Lien Term Credit Facility.

From time to time, we may incur incremental revolving facilities and incremental term loan facilities under the 2017 First Lien Credit Facility in amounts not to exceed $100.0 million plus additional amounts subject to compliance with certain leverage ratios as set forth in the 2017 First Lien Credit Facility and certain other amounts.

Interest is charged on U.S. dollar borrowings under our 2017 First Lien Credit Facility, at our option, at a rate based on (1) the adjusted LIBOR (a rate equal to the London interbank offered rate adjusted for statutory reserves) or (2) the alternate base rate (a rate that is highest of the (i) Deutsche Bank AG, New York Branch’s prime lending rate, (ii) the overnight federal funds rate plus 50 basis points or (iii) the one-month adjusted LIBOR plus 1%), in each case, plus an applicable margin. Following the October 2018 Repricing, the margin applicable to U.S. dollar borrowings under our 2017 First Lien Dollar Term Credit Facility was 1.75% at the alternate base rate and was 2.75% at the adjusted LIBOR rate.

Interest is charged on Euro borrowings under our 2017 First Lien Credit Facility at a rate based on the adjusted EURIBOR (a rate equal to the Euro interbank offered rate adjusted for statutory reserves), plus an applicable margin. Following the October 2018 Repricing, the margin applicable to EURO borrowings under the 2017 First Lien Euro Term Credit Facility was 3.00%. Borrowings under the Revolving Credit Facility bear interest at an interest rate of LIBOR plus 2.75% for dollar borrowings and EURIBOR plus 3.00% for Euro borrowings. The Revolving Credit Facility matures on June 16, 2023.

Revolving borrowings in Canadian dollars bear interest at the adjusted Canadian dollar banker’s acceptance rate plus an applicable margin. Following the October 2018 Repricing, the margin applicable to loans under the 2017 Revolving Credit Facility bearing interest at the alternate base rate, the adjusted LIBOR, and the adjusted Euro interbank offered rate bear interest at rates of 2.25%, 3.25%, and 3.50%, respectively. As of December 31, 2018, the applicable interest rate under the 2017 First Lien Dollar Term Credit Facility and the 2017 First Lien Euro Term Credit Facility was 5.55% and 3.00%, respectively.

We are obligated to make quarterly principal payments under the 2017 First Lien Dollar Term Credit Facility of $2.6 million (which amount may be reduced by the application of voluntary and mandatory prepayments pursuant to the terms of the 2017 First Lien Credit Facility), with the remaining balance due June 16, 2023. We are obligated to make quarterly principal payments under the 2017 First Lien Euro Term Credit Facility of €0.6 million (which amount may be reduced by the application of voluntary and mandatory prepayments pursuant to the terms of the 2017 First Lien Credit Facility), with the remaining balance due June 16, 2023. The maturity date of the 2017 Revolving Credit Facility is June 16, 2023.

We may also be required to make certain mandatory prepayments of the 2017 First Lien Term Credit Facility out of excess cash flow and upon the receipt of proceeds of asset sales and certain insurance proceeds (in each case, subject to certain minimum dollar thresholds and rights to reinvest the proceeds as set forth in the 2017 First Lien Credit Facility). No mandatory prepayments were made for the fiscal year ended December 31, 2018. No excess cash flow payment was required during the year ended December 31, 2018.

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

Cash Flow Analysis

The following tables reflect the changes in cash flows for the comparative periods presented.

	Year Ended December 31,
(in thousands)	2018	2017	2016
Net cash provided by (used in):
Operating activities	$127,128	$68,848	$17,373
Investing activities	(100,920)	(79,988)	(819,416)
Financing activities	(67,020)	121,945	808,353
Effect of exchange rate changes on cash and cash equivalents	(3,073)	2,714	(1,781)
Net change in cash and cash equivalents	$(43,885)	$113,519	$4,529

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

Net cash provided by operating activities was $127.1 million for the year ended December 31, 2018. Net cash provided by operating activities for the year ended December 31, 2018 reflects operating profit of $69.6 million, adjusted for non-cash items and a $1.8 million increase in deferred revenue due to the timing of invoicing to our subscription customers, a $3.5 million increase in accrued compensation and benefits due to the timing of payment of annual bonuses, and a $5.4 million increase in accounts receivable, prepaid expenses and other assets.

Net cash provided by operating activities for the year ended December 31, 2017 was $68.8 million, which reflects operating profit of $38.0 million, adjusted for non-cash items and a $4.9 million increase in deferred revenue due to the timing of invoicing to our subscription customers, a $6.2 million decrease in accrued compensation and benefits due to the timing of payment of annual bonuses, and a $4.0 million decrease in accounts receivable, prepaid expenses and other assets.

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

Cash Flow Used In Investing Activities

Net cash used in investing activities was $100.9 million for the year ended December 31, 2018 which reflects $66.5 million used for our acquisition of Prime, net of cash acquired. Net cash used in investing activities in 2018 also reflects capitalized software development costs of $19.8 million and purchases of property and equipment of $14.6 million.

Net cash used in investing activities for the year ended December 31, 2017 was $80.0 million, which reflects $78.5 million used for our acquisitions of Bulletin Intelligence, Argus and CEDROM, net of cash acquired. Net cash used in investing activities in 2017 also reflects capitalized software development costs of $15.0 million and purchases of property and equipment of $10.7 million, offset by approximately $23.7 million in cash we received for the sale of Vintage, after funds deposited in escrow and transaction expenses.

Net cash used in investing activities for the year ended December 31, 2016 was $819.4 million, which reflects the acquisition of PR Newswire in June 2016 for $804.2 million in cash, net of cash acquired and other consideration, capitalized software development costs of $11.7 million, purchases of property and equipment of $7.4 million, and proceeds from the sale of Agility of $4.0 million.

Cash Flow Provided By (Used In) Financing Activities

Net cash used in financing activities was $67.0 million for the year ended December 31, 2018 which reflects net repayments of our 2017 Revolving Credit Facility of $63.3 million which includes $50.0 million in voluntary repayments.

Net cash provided by financing activities was $121.9 million for the year ended December 31, 2017 which reflects net repayments of our revolving credit facility of $33.5 million, net repayments on our credit facility of $147.6 million, and $305.1 million in proceeds from the issuance of equity in connection with our merger with Capitol, offset by the $1.9 million payment due to Cision Owner.

Net cash provided by financing activities was $808.4 million for the year ended December 31, 2016 which reflects net proceeds from our revolving credit facility of $33.5 million, proceeds from the issuance of CPECs to Cision Owner of $136.0 million to fund our acquisition of PR Newswire in June of 2016.

Contractual Obligations

The following table sets forth our contractual obligations and commitments for the years indicated as of December 31, 2018.

	Payments Due by Period
Contractual Obligations(1)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
(in thousands)
2017 First Lien Credit Facility (2)	$1,254,463	$13,210	$26,420	$26,420	$1,188,413
Operating leases	94,459	16,288	29,098	21,300	27,773
Purchase obligations(3)	26,635	13,259	13,373	3	-
Cash interest(4)	305,486	62,489	122,997	120,000	-

(1)	As of December 31, 2018, we have recorded $5.4 million related to uncertain tax positions. Due to uncertainties in the timing of potential tax credits and the timing of any resolution, we are unable to make a reasonably reliable estimate as to the timing of the payments. As a result, these amounts have been omitted from the above table.

(2)	Represents the principal amount of our long-term debt under our 2017 Credit Facilities and amounts outstanding as of December 31, 2018.

(3)	Noncancelable contractual commitments, related to our service offerings.

(4)	Interest on variable rate long-term debt obligations is calculated based on debt outstanding and interest rates in effect on December 31, 2018, taking into account scheduled maturities and amortizations. The applied interest rates for the 2017 First Lien Dollar Term Credit Facility and the 2017 First Lien Euro Term Credit Facility at December 31, 2018 are 5.55% and 3.00%, respectively.

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

Internal Use Software Development Costs

We incur software development costs related to its internal use software. Qualifying costs incurred during the application development stage are capitalized. These costs primarily consist of internal labor and third-party development costs and are amortized using the straight-line method over the estimated useful life of the software, which is generally between two and five years with an average life of three years. All other research and development costs are expensed as incurred. Costs to maintain and update the information database are expensed within cost of revenues as these expenses are incurred. For the years ended December 31, 2018, 2017 and 2016, we recorded amortization expense related to internal use software of $15.2 million, $12.4 million and $12.6 million, respectively.

Valuation of Long-Lived Assets

Long-lived assets include property, equipment and software and intangible assets with finite lives. Intangible assets consist of customer relationships, trade names and purchased technology acquired in business combinations. Intangible assets are amortized using the accelerated method, which approximates the pattern of usage of the economic benefit of the asset, over their estimated useful lives ranging from two to fifteen years. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets. There were no impairment charges related to long-lived assets for the years ended December 31, 2018, 2017 or 2016.

We regularly revisit our estimate of useful economic lives of long-lived assets and makes adjustments to those lives where appropriate.

Business Combinations and Valuation of Goodwill and other Acquired Intangible Assets

We have completed a number of acquisitions of businesses that have resulted in the recording of goodwill and identifiable definite-lived intangible assets. We recognize all of the assets acquired and liabilities assumed at their fair values on the acquisition date. We use significant estimates and assumptions, including fair value estimates, as of the acquisition date using the income and cost approaches (or a combination thereof). Fair values are determined based on Level 3 inputs, including estimated future cash flows, discount rates, royalty rates, growth rates, sales projections, customer retention rates and terminal values, all of which require significant management judgement. We refine these estimates that are provisional, as necessary, during the measurement period. The measurement period is the period after the acquisition date, not to exceed one year, in which new information may be gathered about facts and circumstances that existed as of the acquisition date to adjust the provisional amounts recognized. Adjustments to assets and liabilities within the measurement period adjustments are recorded with a corresponding offset to goodwill. All other adjustments, including those after the conclusion of the measurement period, are recorded to the consolidated statements of net loss and comprehensive loss and to date have been immaterial. Acquisition-related costs are expensed as incurred separately from the acquisition and are included in general and administrative expenses in the statements of net loss and total comprehensive loss.

Goodwill Impairment

Goodwill represents the excess of the cost of an acquired entity over the net fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but rather is assessed for impairment at least annually. The Company performs its annual impairment assessment on October 1, or whenever events or circumstances indicate impairment may have occurred. On October 1, 2018, 2017 and 2016, the Company performed its annual goodwill impairment assessment based on the fair value of each of the Company’s reporting units. In past years when assessing goodwill for impairment, the Company used an income approach based on discounted cash flows to determine the fair value of its reporting unit. The Company’s cash flow assumptions considered historical and forecasted revenue, operating costs and other relevant factors which were consistent with the plans used to manage the Company’s operations. In light of the evidence from 2017 and the lack of significant factors that currently exist that would change the circumstances, management has elected to perform a Step Zero impairment test for the year ended December 31, 2018.

Based on the positive qualitative analysis on each of its three reporting units as of October 1, 2018 the Company concluded that there were no significant adverse factors identified and so concluded it is more likely than not that each of its reporting units’ fair values are greater than their respective carrying amounts.

Revenue Recognition

We account for revenue contracts with customers by applying the requirements of ASC 606, which includes the following steps:

•	Identification of the contract, or contracts with a customer.
•	Identification of the performance obligations in the contract.
•	Determination of the transaction price.
•	Allocation of the transaction price to the performance obligations in the contract.
•	Recognition of the revenue when, or as, we satisfy a performance obligation.

We derive our revenue from access to our cloud based technology platform and related media management and analysis services sold on a subscription basis. We also derive revenues from news distribution services on both a subscription basis and separately from non-subscription arrangements. The news releases are distributed to thousands of distribution points on the Internet, which are then indexed by major search engines and also directly to journalists and other key constituents.

The subscription services include access to our cloud-based software platform, hosting services, content and content updates and customer support. Our subscription agreements are typically one to in length and are non-cancelable, though customers have the right to terminate their agreements for cause if we materially breach our obligations under the agreement. Software subscription agreements for our platform do not provide customers the right to take possession of the software at any time. We do not charge customers an upfront fee for use of the technology. Implementation activities are insignificant and not subject to a separate fee. In certain cases, we charge annual membership fees which are recognized over the one-year membership period.

In the event that a customer arrangement contains multiple services, we determine whether such goods or services are distinct performance obligations that should be accounted for separately in the arrangement. Generally, when arrangements contain multiple performance obligations, further evaluation is not required given such performance obligations are generally recognized over time using the same measure of progress and thus, are accounted for as a single performance obligation. Otherwise, when allocating the transaction price in the arrangement, we may not have observable standalone sales for all performance obligations in these contracts, therefore, we exercise judgement when determining the standalone selling price of certain performance obligations. In order to estimate the standalone selling prices, we rely on the price charged for stand-alone sales, expected cost plus margin and adjusted market assessment approaches. We then recognize the revenue allocated to each performance obligation as each performance obligation is satisfied as discussed above.

Segments

We have determined that our Chief Executive Officer is the Chief Operating Decision Maker. Our Chief Executive Officer reviews financial information presented on both a consolidated basis and on a geographic regional basis for our three regions. Since our inception, we have completed several significant acquisitions and have expended significant efforts in integrating these acquisitions into a single commercial software solution, available to all customers in all geographies. As a result of the long term qualitative and quantitative similar economic characteristics exhibited by the sale of a single product suite in all of our regions, we have determined that our operating segments meet the criteria to be aggregated into one reportable segment.

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

We accounted for the tax effects of the Tax Act, enacted on December 22, 2017, on a provisional basis in our 2017 financial statements. We completed the accounting for the impact of the Tax Act in the fourth quarter of 2018.

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

Interest Rate Risk

Our 2017 First Lien Credit Facilities bears interest at variable rates based on LIBOR plus a fixed margin. As of December 31, 2018, we had $1,254 million in outstanding borrowings under our 2017 First Lien Credit Facility. At LIBOR and EURIBOR rates below 3.5% and 0.5% respectively, 100.0% of our outstanding borrowings bear interest at variable rates. Outstanding borrowings under our 2017 First Lien Credit Facility are subject to a 1% LIBOR floor. As of December 31, 2018, the 3-month LIBOR rate and 3-month EURIBOR rate were approximately 2.8% and 0.0% respectively. A hypothetical 1% increase in the interest rate on our indebtedness as of December 31, 2018 would have increased our cash interest expense by approximately $12.5 million per annum.

Foreign Exchange Risk

The reporting currency for all periods presented is the U.S. dollar. The functional currency for our foreign operating subsidiaries is the local currency, including the British Pound, the Euro, the Swedish Krona and the Canadian Dollar. These currencies all weakened significantly against the U.S. dollar. Approximately 40% of our revenues are generated in non-U.S. dollar-denominated currencies. The financial statements of these subsidiaries are translated into U.S. dollars using exchange rates in effect at each balance sheet date for assets and liabilities and average exchange rates during the period for revenues and expenses. The resulting translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2018. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2018 because:

•	of a material weakness in our internal control over financial reporting relating to the design and maintenance of information technology general controls for certain information systems relevant to the preparation of financial statements described below; and

•	we failed to include in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2017 certain information relating to director compensation required by Item 11 of Form 10-K.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) as of December 31, 2018.

Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2018 due to a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in that we did not design and maintain effective information technology (“IT”) general controls for certain information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain:

•	Program change management controls for certain financial systems to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately;

•	User access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to certain financial applications, programs, and data to appropriate Company personnel;

•	Computer operations controls to ensure that privileges are appropriately granted, and data backups are authorized and monitored; and

•	Testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements.

These control deficiencies did not result in a misstatement to the financial statements, however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected.  Accordingly, our management has determined these deficiencies in the aggregate constitute a material weakness.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

Remediation Plan

Principally as a result of the number of acquisitions we have made since our inception in 2014, there are currently a significant number of IT systems across multiple geographical jurisdictions within the Company which inherently creates complexities in our IT general control environment. Our remediation plan in connection with this material weakness include:

•	Increasing resources dedicated to designing and monitoring IT general controls to ensure compliance with policies, procedures, and processes, including new IT compliance positions and the use of third parties to assist with implementing, monitoring and validating IT general control activities;

•	Implementing additional program change management policies and procedures, control activities, and tools to ensure changes affecting financial IT applications and underlying accounting records are identified, authorized, tested, and implemented appropriately;

•	Enhancing the design and operating effectiveness of the computer operations controls that ensure that access is appropriately granted and system operations are appropriately monitored;

•	Enhancing the design and operation of user access control activities and procedures to ensure that access to financial applications and data is adequately restricted to appropriate Company personnel; and

•	Providing training to IT and business control owners regarding risks, controls and maintaining adequate evidence of control execution, and clarified and communicated appropriate roles and responsibilities for controls and systems.

We are in the process of assessing the implementation of the design of the controls and testing of operating effectiveness.

In addition, we intend to improve the effectiveness of our internal controls over financial reporting by providing additional training to staff regarding the identification of applicable Exchange Act disclosure requirements.

Remediation of Prior Material Weakness

As previously described in Item 9A of or 2017 Form 10-K, our management concluded that we did not maintain effective controls over the preparation and review of the income tax benefit or expense and related current and deferred income tax accounts and identified a material weakness in internal control over financial reporting as a result thereof. As described in the 2017 Form 10-K, we began implementing a plan in 2018 which included the assessment of the need for additional remediation steps and implementing additional measures to remediate the underlying causes that gave rise to the material weakness.

During the year ended December 31, 2018, we took the following remediation actions to address this material weakness:

•	We hired a Tax Director during the quarter ended September 30, 2018 to provide additional review and supervision over our income tax process, and to provide oversight over our ongoing remediation efforts identified herein;

•	Incorporated into our quarterly controls a tax provision checklist designed to ensure the completeness and accuracy of the information used to prepare the income tax benefit and related current and deferred income tax accounts; and

•	Enhanced our current controls by performing an additional independent review of the data being used in the preparation of the income tax benefit and related current and deferred income tax accounts to ensure its completeness and accuracy, and also the reperformance of key elements of the annual and interim tax benefit calculations to provide additional assurance that errors are prevented and detected.

These actions resulted in enhanced review procedures and improved documentation standards which were in place for a period of time in 2018 that was sufficiently long enough for our management to conclude, through testing, that the controls are operating effectively. As such, management has concluded that this material weakness was remediated as of December 31, 2018.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

See Part I, “Executive Officers” for information about our executive officers, which is incorporated by reference in this Item 10. Other information required under this item is incorporated herein by reference to our definitive proxy statement for our 2019 annual meeting of shareholders, which we will file with the SEC on or before 120 days after our 2018 fiscal year-end.

Item 11.	Executive Compensation

The information required under this item is incorporated herein by reference to our definitive proxy statement for our 2019 annual meeting of shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to our definitive proxy statement for our 2019 annual meeting of shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to our definitive proxy statement for our 2019 annual meeting of shareholders.

Item 14.	Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference to our definitive proxy statement for our 2019 annual meeting of shareholders.

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

(3)	Exhibits required by Item 601 of Regulation S-K.

The following exhibits are filed or incorporated by reference as part of this Form 10-K.

Exhibit No.	Description	Included	Form	Filing Date
2.1	Agreement and Plan of Merger, dated as of March 19, 2017, by and among Capitol Acquisition Corp. III, Capitol Acquisition Holding Company Ltd., Capitol Acquisition Merger Sub, Inc., Canyon Holdings (Cayman), L.P. and Canyon Holdings S.à r.l.	By Reference	S-4	April 11, 2017
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of April 7, 2017, by and among Capitol Acquisition Corp. III, Capitol Acquisition Holding Company Ltd., Capitol Acquisition Merger Sub, Inc., Canyon Holdings (Cayman), L.P. and Canyon Holdings S.à r.l.	By Reference	S-4	April 11, 2017
3.1	Amended and Restated Memorandum and Articles of Association of Cision Ltd.	By Reference	8-K	July 6, 2017
4.1	Specimen Ordinary Share Certificate.	By Reference	S-4/A	May 15, 2017
10.1	Registration Rights Agreement between Cision Ltd. and certain holders identified therein.	By Reference	8-K	July 6, 2017
10.2	Director Nomination Agreement between Cision Ltd., Canyon Holdings (Cayman), L.P. and the other parties named therein.	By Reference	8-K	July 6, 2017
10.3	2017 Omnibus Incentive Agreement. †	By Reference	S-4/A	June 14, 2017
10.4	Form of Non-Equity Incentive Plan. †	By Reference	S-4/A	May 15, 2017
10.5	Form of Director Indemnification Agreement (Affiliates of Canyon Holdings (Cayman), L.P.). †	By Reference	8-K	July 6, 2017
10.6	Form of Director Indemnification Agreement (Affiliates of Capitol Acquisition Management 3 LLC and Capitol Acquisition Founder 3 LLC). †	By Reference	8-K	July 6, 2017

10.7	Form of Director and Officer Indemnification Agreement (Officers and Independent Directors). †	By Reference	8-K	July 6, 2017
10.8	First Lien Credit Agreement.	By Reference	S-4/A	May 15, 2017
10.9	Amendment to First Lien Credit Agreement.	By Reference	S-4/A	May 15, 2017
10.10	Support Agreement.	By Reference	S-4/A	May 15, 2017
10.11	Employment Agreement between Cision U.S. Inc. and Kevin Akeroyd. †	By Reference	8-K	July 6, 2017
10.12	Employment Agreement between Cision U.S. Inc. and Jack Pearlstein. †	By Reference	8-K	July 6, 2017
10.13	Employment Agreement between Cision U.S. Inc. and Gregg Spratto. †	By Reference	10-Q	November 8, 2018
10.14	Office Lease between Cision U.S. Inc. and BFPRU I, LLC.	By Reference	8-K	July 6, 2017
10.15	Refinancing Amendment and Incremental Facility Amendment.	By Reference	8-K	August 7, 2017
10.16	Form of Restricted Stock Unit Agreement pursuant to the Cision Ltd. 2017 Omnibus Incentive Plan. †	By Reference	10-Q	November 9, 2017
10.17	Form of Nonqualified Stock Option Agreement pursuant to the Cision Ltd. 2017 Omnibus Incentive Plan. †	By Reference	10-Q	November 9, 2017
10.18	Form of Performance-Vesting Restricted Stock Unit Agreement pursuant to the Cision Ltd. 2017 Omnibus Incentive Plan. †	By Reference	10-Q	November 8, 2018
10.19	Form of Performance-Vesting Option Agreement pursuant to the Cision Ltd. 2017 Omnibus Incentive Plan. †	By Reference	10-Q	November 8, 2018
10.20	Incremental Facility Amendment to First Lien Credit Agreement.	By Reference	8-K	December 20, 2017
10.21	Repricing Amendment to First Lien Credit Agreement.	By Reference	8-K	February 8, 2018
10.22	Repricing Amendment to First Lien Credit Agreement	Herewith	-	-
10.23	Incremental Facility Amendment to First Lien Credit Agreement (Revolving Facility)	By Reference	8-K	January 3, 2019
10.24	Incremental Facility Amendment to First Lien Credit Agreement (Term Loan Facility)	By Reference	8-K	January 15, 2019
14.1	Code of Ethics.	By Reference	8-K	July 6, 2017
21.1	Subsidiaries of the Registrant.	Herewith	-	-
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	Herewith	-	-
24.1	Power of Attorney.	See signature page hereto	-	-
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith	-	-
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith	-	-
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith	-	-
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Herewith	-	-
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

† Indicates exhibits that constitute management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2019

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

Name	Title	Date

/s/ Kevin Akeroyd	President, Chief Executive Officer and Director	March 1, 2019
Kevin Akeroyd	(Principal Executive Officer)

/s/ Jack Pearlstein	Chief Financial Officer	March 1, 2019
Jack Pearlstein	(Principal Accounting and Financial Officer)

/s/ Stuart J. Yarbrough	Director	March 1, 2019
Stuart J. Yarbrough

/s/ Philip A. Canfield	Director	March 1, 2019
Philip A. Canfield

/s/ Mark D. Ein	Director and Vice Chairman of the Board	March 1, 2019
Mark D. Ein

/s/ Stephen P. Master	Director	March 1, 2019
Stephen P. Master

/s/ Mark M. Anderson	Director and Chairman of the Board	March 1, 2019
Mark M. Anderson

/s/ L. Dyson Dryden	Director	March 1, 2019
L. Dyson Dryden

/s/ Susan Vobejda	Director	March 1, 2019
Susan Vobejda

Cision Ltd.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cision Ltd.

Opinion on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cision Ltd. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, of mandatorily redeemable equity and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to the ineffective design and maintenance of information technology general controls for certain information systems relevant to the preparation of the financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in the Report of Management on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Change in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue from contracts with customers and the tax effect of intra-entity transfers in 2018.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland

March 1, 2019

We have served as the Company's auditor since 2014.

Cision Ltd. and its Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share and share amounts)

	As of December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$104,769	$148,654
Accounts receivable, net	120,882	113,008
Prepaid expenses and other current assets	22,824	19,896
Total current assets	248,475	281,558
Property and equipment, net	57,210	53,578
Other intangible assets, net	377,146	456,291
Goodwill	1,171,859	1,136,403
Deferred tax asset	4,034	-
Other assets	7,652	7,528
Total assets	$1,866,376	$1,935,358
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$13,210	$13,349
Accounts payable	15,603	13,327
Accrued compensation and benefits	29,323	25,873
Other accrued expenses	82,507	73,483
Current portion of deferred revenue	139,725	140,351
Total current liabilities	280,368	266,383
Long-term debt, net of current portion	1,205,760	1,266,121
Deferred revenue, net of current portion	1,098	1,412
Deferred tax liability	69,232	62,617
Other liabilities	21,601	22,456
Total liabilities	1,578,059	1,618,989

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding at December 31, 2018 and 2017	-	-
Common stock, $0.0001 par value, 480,000,000 shares authorized; 132,716,541 and 122,634,922 shares issued and outstanding at December 31, 2018 and 2017, respectively	13	12
Additional paid-in capital	797,222	771,813
Accumulated other comprehensive loss	(68,941)	(35,111)
Accumulated deficit	(439,977)	(420,345)
Total stockholders' equity	288,317	316,369
Total liabilities and stockholders' equity	$1,866,376	$1,935,358

The accompanying notes are an integral part of these consolidated financial statements.

Cision Ltd. and its Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2018	2017	2016
Revenue	$730,373	$631,637	$467,772
Cost of revenue	266,792	200,836	162,583
Gross profit	463,581	430,801	305,189
Operating costs and expenses:
Sales and marketing	116,095	114,750	92,594
Research and development	29,995	22,102	19,445
General and administrative	167,060	166,759	135,737
Amortization of intangible assets	80,815	89,159	77,058
Total operating costs and expenses	393,965	392,770	324,834
Operating income (loss)	69,616	38,031	(19,645)
Non operating income (expense):
Foreign exchange gains (losses)	13,290	(5,458)	6,299
Interest and other income (expense), net	(117)	2,132	831
Interest expense	(78,014)	(116,466)	(117,997)
Loss on extinguishment of debt	(9,424)	(51,872)	(23,591)
Total non operating expense	(74,265)	(171,664)	(134,458)
Loss before income taxes	(4,649)	(133,633)	(154,103)
Provision for (benefit from) income taxes	19,745	(10,591)	(55,691)
Net loss	$(24,394)	$(123,042)	$(98,412)
Other comprehensive income (loss) - foreign currency translation adjustments	(32,844)	38,791	(58,929)
Comprehensive loss	$(57,238)	$(84,251)	$(157,341)
Net loss per share:
Basic and diluted	$(0.19)	$(1.63)	$(3.47)
Weighted-average shares outstanding amounts:
Basic and diluted	128,819,858	75,696,880	28,369,644

The accompanying notes are an integral part of these consolidated financial statements.

Cision Ltd. and its Subsidiaries

Consolidated Statements of Mandatorily Redeemable Equity and Stockholders’ Equity (Deficit)

(in thousands, except share and per share amounts)

			Stockholders’ Equity (Deficit)
							Accumulated Other		Total
	Mandatorily Redeemable Equity		Share Capital		Additional	Noncontrolling	Comprehensive	Accumulated	Stockholders’
	Shares	$	Shares	$	Paid-in Capital	Interest	Loss	Deficit	Equity (Deficit)
Balances at December 31, 2015	5,505,136	$649	28,369,644	$3	$6,198	$-	$(14,973)	$(197,905)	$(206,677)
Non cash capital contribution to Cision Owner (net)	-	-	-	-	-	-	-	(986)	(986)
Accretion of Class A-1 shares to redemption value	-	52	-	-	(52)	-	-	-	(52)
Equity-based compensation expense	-	-	-	-	5,302	-	-	-	5,302
Net loss	-	-	-	-	-	-	-	(98,412)	(98,412)
Foreign currency translation adjustments	-	-	-	-	-	-	(58,929)	-	(58,929)
Balances at December 31, 2016	5,505,136	$701	28,369,644	$3	$11,488	$-	$(73,902)	$(297,303)	$(359,754)
Accretion of Class A-1 shares to redemption value	-	13	-	-	(13)	-	-	-	(13)
Non-cash capital contribution from Cision Owner	(5,505,136)	(714)	-	-	451,139	-	-	-	451,139
Merger and recapitalization	-	-	92,142,758	9	305,101	-	-	-	305,110
Issuance of holdback and earn-out shares	-	-	2,122,520	-	-	-	-	-	-
Equity-based compensation expense	-	-	-	-	4,138	-	-	-	4,138
Net loss	-	-	-	-	-	-	-	(123,042)	(123,042)
Foreign currency translation adjustments	-	-	-	-	-	-	38,791	-	38,791
Balances at December 31, 2017	-	$-	122,634,922	$12	$771,813	$-	$(35,111)	$(420,345)	$316,369
Adoption of new accounting standards	-	-	-	-	-	-	(986)	4,762	3,776
Issuance of shares for acquisition	-	-	1,735,269	-	20,143	-	-	-	20,143
Vesting of restricted stock units	-	-	3,361	-	-	-	-	-	-
Conversion of warrants to common stock	-	-	6,342,989	1	(1)	-	-	-	-
Issuance of earn-out shares	-	-	2,000,000	-	-	-	-	-	-
Equity-based compensation expense	-	-	-	-	5,267	-	-	-	5,267
Net loss	-	-	-	-	-	-	-	(24,394)	(24,394)
Foreign currency translation adjustments	-	-	-	-	-	-	(32,844)	-	(32,844)
Balances at December 31, 2018	-	$-	132,716,541	$13	$797,222	$-	$(68,941)	$(439,977)	$288,317

The accompanying notes are an integral part of these consolidated financial statements.

Cision Ltd. and its Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net loss	$(24,394)	$(123,042)	$(98,412)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	133,821	139,474	126,983
Non-cash interest charges and amortization of debt discount and deferred financing costs	17,498	65,554	47,519
Equity-based compensation expense	5,267	4,138	5,302
Provision for doubtful accounts	4,409	3,493	2,572
Deferred income taxes	(105)	(23,278)	(69,115)
Unrealized currency translation losses (gains)	(13,533)	5,011	(4,350)
Gain on sale of business	-	(1,785)	-
Other	5,441	(194)	(234)
Changes in operating assets and liabilities, net of effect of acquisitions and disposals:
Accounts receivable	(7,784)	(6,349)	(1,547)
Prepaid expenses and other current assets	1,682	1,579	4,227
Other assets	742	737	4,376
Accounts payable	728	(3,831)	(807)
Accrued compensation and benefits	3,530	(6,235)	8,228
Other accrued expenses	(3,466)	4,068	(1,564)
Deferred revenue	1,808	4,887	(7,362)
Other liabilities	1,484	4,621	1,557
Net cash provided by operating activities	127,128	68,848	17,373
Cash flows from investing activities
Purchases of property and equipment	(14,629)	(10,734)	(7,382)
Software development costs	(19,804)	(14,953)	(11,738)
Acquisitions of businesses, net of cash acquired of $2,711, $12,355 and $9,071	(66,463)	(78,528)	(804,194)
Proceeds from disposal of business	-	23,675	3,998
Other	(24)	552	(100)
Net cash used in investing activities	(100,920)	(79,988)	(819,416)
Cash flows from financing activities
Proceeds from revolving credit facility	-	5,000	33,475
Repayment of revolving credit facility	-	(38,475)	-
Proceeds from issuance of Convertible Preferred Equity Certificates to Cision Owner	-	-	136,025
Payment of amounts due to Cision Owner	-	(1,940)	-
Proceeds from term credit facility, net of debt discount of $10,466 and $105,930 in 2017 and 2016, respectively	-	1,350,259	1,364,070
Repayments of term credit facility	(63,297)	(1,497,838)	(724,930)
Payments of capital lease obligations	-	(171)	(287)
Payments of deferred financing costs	(850)	-	-
Proceeds from merger and recapitalization	-	305,110	-
Payment of contingent consideration	(2,873)	-	-
Net cash provided by (used in) financing activities	(67,020)	121,945	808,353
Effect of exchange rate changes on cash and cash equivalents	(3,073)	2,714	(1,781)
Increase (decrease) in cash and cash equivalents	(43,885)	113,519	4,529
Cash and cash equivalents
Beginning of year	148,654	35,135	30,606
End of year	$104,769	$148,654	$35,135
Supplemental disclosure of cash flows information
Cash paid during the year for:
Interest	$69,816	$102,400	$94,615
Income taxes	17,538	10,250	5,582
Supplemental non-cash information:
Issuance of securities by Cision Owner in connection with acquisitions	-	7,000	40,000
Non-cash contribution from Cision Owner in connection with merger	-	451,139	-
Issuance of shares for acquisition	20,143	-	-

The accompanying notes are an integral part of these consolidated financial statements.

Cision Ltd. and its Subsidiaries

Notes to Consolidated Financial Statements

1. Business

Organization

Cision Ltd., a Cayman Islands company and its subsidiaries (collectively, “Cision”, or the “Company”), is a leading provider of cloud-based software, media intelligence and distribution services, and other related professional services to the marketing and public relations industry. Communications professionals use the Company’s products and services to identify and connect with media influencers, manage industry relationships, create and distribute content, monitor media coverage, perform advanced analytics and measure the effectiveness of their campaigns. The Company has primary offices in Chicago, Illinois, Beltsville, Maryland, Ann Arbor, Michigan, New York, New York, Cleveland, Ohio, and Albuquerque, New Mexico with additional offices in the United States, as well as Australia, Brazil, Canada, China, France, Germany, Hong Kong, India, Indonesia, Malaysia, Mexico, Portugal, Singapore, South Korea, Sweden, Taiwan, the United Kingdom and Vietnam.

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

•

Immediately after giving effect to the Transactions (including as a result of the conversions described above and certain forfeitures of Capitol common stock and warrants immediately prior to the closing), there were 120,512,402 shares of common stock and warrants to purchase 24,375,596 shares of common stock of Cision issued and outstanding. During the year ended December 31, 2018, all warrants were converted to 6,342,989 ordinary shares.

•	Upon the closing, Capitol’s common stock, warrants and units ceased trading, and Cision’s common stock and warrants began trading on the NYSE and NYSE MKT, respectively, under the symbol “CISN” and “CISN WS,” respectively.

•	Upon the completion of the Transactions, Canyon Holdings (Cayman), L.P., (“Cision Owner”) an exempted limited partnership formed for the purpose of owning and acquiring Cision through a series of transactions, received 82,075,873 shares of common stock of the Company and 1,969,841 warrants to purchase common stock of the Company, in exchange for all of the share capital and $450.5 million in Convertible Preferred Equity Certificates (“CPECs”) of Cision. Cision Owner also obtained the right to receive certain additional securities of the Company upon the occurrence of certain events. As a result of the Company’s share price meeting certain milestones set forth in the Merger Agreement in October 2017 and September 2018 the Company issued an aggregate of 4,000,000 shares to Cision Owner with an opportunity to earn an additional 2,000,000 shares.

•

At the closing of the Transactions, Cision Owner held approximately 68% of the issued and outstanding common stock of the Company and stockholders of Capitol held approximately 32% of the issued and outstanding shares of the Company. During the year ended December 31, 2018, Cision Owner initiated a series of transactions that resulted in its holding dropping below 50% of the issued and outstanding ordinary shares of the Company; causing the Company to cease to qualify as a “controlled company” under the New York Stock Exchange listing standards.  As of December 31, 2018, the ownership is approximately 38%.

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

Cision Ltd., the parent company, has no independent operating activity or third-party assets and liabilities. Prior to the June 29, 2017 Transactions, earnings per share was calculated using the two-class method. On June 29, 2017, all outstanding classes of equity of Cision were contributed in exchange for 82,075,873 ordinary shares. Immediately after the Transactions, 120,512,402 ordinary shares were outstanding. Subsequent to the Merger, earnings per share are calculated based on the weighted number of ordinary shares then outstanding. As part of the Transactions, the historical number of outstanding common shares of Class B-1, Class C-1 and Class V, in aggregate, has been adjusted to 28,369,644 common shares, in order to retroactively reflect the Merger exchange ratio. Historical earnings per share also gives effect to this adjustment through June 29, 2017, the date of the Merger. This retroactive adjustment also eliminates the need for a two-class method earnings per share calculation.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded net of provisions for doubtful accounts. Estimates are used to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable to the estimated net realizable value. These estimates are made by analyzing the status of significant past-due receivables and by establishing provisions for estimated losses by analyzing current and historical bad debt trends. Actual collection experience has not varied significantly from prior estimates. The allowance for doubtful accounts at December 31, 2018 and 2017 was $8.2 million and $5.3 million, respectively.

Internal Use Software Development

The Company incurs software development costs related to its internal use software. Qualifying costs incurred during the application development stage are capitalized. These costs primarily consist of internal labor and third-party development costs and are amortized using the straight-line method over the estimated useful life of the software, which is generally two years. All other research and development costs are expensed as incurred. Costs to maintain and update the information database are expensed within cost of revenues as these expenses are incurred. For the years ended December 31, 2018, 2017 and 2016, the Company recorded amortization expense related to internal use software of $15.2 million, $12.4 million and $12.6 million, respectively, within cost of revenue in the statements of net loss and total comprehensive loss.

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

Long-Lived Assets

Long-lived assets include property, equipment and software and intangible assets with finite lives. Intangible assets consist of customer relationships, trade names and purchased technology acquired in business combinations. Intangible assets are amortized using the straight-line method, which approximates the pattern of usage of the economic benefit of the asset, over their estimated useful lives ranging from two to fifteen years. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets. There were no impairment charges for long-lived assets for the years ended December 31, 2018, 2017 or 2016.

The Company regularly revisits its estimate of useful economic lives of long-lived assets and makes adjustments to those lives where appropriate.

Business Combinations

The Company has completed a number of acquisitions of businesses that have resulted in the recording of goodwill and identifiable definite-lived intangible assets. The Company recognizes all of the assets acquired and liabilities assumed at their fair values on the acquisition date. The Company uses significant estimates and assumptions, including fair value estimates, as of the acquisition date using the income and cost approaches (or a combination thereof). Fair values are determined based on Level 3 inputs, including estimated future cash flows, discount rates, royalty rates, growth rates, sales projections, customer retention rates and terminal values, all of which require significant management judgment. The Company refines these estimates that are provisional, as necessary, during the measurement period. The measurement period is the period after the acquisition date, not to exceed one year, in which new information may be gathered about facts and circumstances that existed as of the acquisition date to adjust the provisional amounts recognized. Adjustments to assets and liabilities within the measurement period are recorded with a corresponding offset to goodwill. All other adjustments, including those after the conclusion of the measurement period, are recorded to the consolidated statements of net loss and, to date, have been immaterial.

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

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the net fair value of the identifiable assets acquired and liabilities assumed. Goodwill is not amortized, but rather is assessed for impairment at least annually. The Company performs its annual impairment assessment on October 1, or whenever events or circumstances indicate impairment may have occurred. On October 1, 2018, 2017 and 2016, the Company performed its annual goodwill impairment assessment based on the fair value of each of the Company’s reporting units. In past years when assessing goodwill for impairment, the Company used an income approach based on discounted cash flows to determine the fair value of its reporting unit. The Company’s cash flow assumptions considered historical and forecasted revenue, operating costs and other relevant factors which were consistent with the plans used to manage the Company’s operations. In light of the evidence from 2017 and the lack of significant factors that currently exist that would change the circumstances, management has elected to perform a Step Zero test for the year ending December 31, 2018.

Based on the positive qualitative analysis on each of its three reporting units as of October 1, 2018 the Company concluded that there were no significant adverse factors identified in Step Zero and so concluded it is more likely than not that each of its three reporting units’ fair values are greater than their respective carrying amounts.

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

Defined Benefit Pension Plan

Employees of CNW Group Ltd. (“CNW”) participate in a defined benefit pension plan whereby pension expense is determined based on a number of actuarial assumptions, which are reviewed on an annual basis. The defined benefit plan has been closed to new participants since 2006. The employees and accompanying pension plan were inherited with the acquisition of PRN Group (“PR Newswire”) on June 16, 2016. These actuarial assumptions include discount rate, expected rate of return on plan assets, rate of salary increases and other factors. The unfunded status of the plan is recognized as a long-term liability in the consolidated balance sheets at December 31, 2018 and 2017 and totals $3.3 million and $3.6 million at these dates, respectively. These dates are also the measurement date for the defined benefit pension plan.

Investment in Unconsolidated Affiliate

The Company’s investment in an unconsolidated affiliate over which the Company has significant influence was accounted for under the equity method of accounting. The investment was acquired with the PR Newswire acquisition and the purchase price of PR Newswire was allocated to the investee based on its fair value as of the acquisition date. The Company records its share of the undistributed income or loss from this investment, which, to date, have been immaterial. During the fourth quarter of 2018, the Company completed a review of the investment and determined that there was an other than temporary impairment as the current projected operating results did not support the carrying value of the Company’s investment. As such, the Company recognized an impairment charge of $1.1 million during the fourth quarter of 2018. At December 31, 2018 and 2017, the investment in unconsolidated affiliate is $3.0 million and $4.2 million, respectively, which is included within other long-term assets in the consolidated balance sheets.

Cision Ltd. and its Subsidiaries

Notes to Consolidated Financial Statements (continued)

Comprehensive Income (Loss)

Comprehensive income (loss) includes the Company’s net income (loss) and foreign currency translation adjustments. There are no other material components of comprehensive loss for the years ended December 31, 2018, 2017 and 2016.

Revenue Recognition

The Company accounts for revenue contracts with customers by applying the requirements of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (Topic 606), which includes the following steps:

•	Identification of the contract, or contracts with a customer.

•	Identification of the performance obligations in the contract.

•	Determination of the transaction price.

•	Allocation of the transaction price to the performance obligations in the contract.

•	Recognition of the revenue when, or as, the Company satisfies a performance obligation.

The Company derives its revenue from access to its cloud based technology platform and related media management and analysis services sold on a subscription basis. Revenue is also derived from the distribution of press releases on both a subscription basis and separately from non-subscription arrangements. Dependent on the nature of the distribution contract with the customer, the Company recognizes revenue on subscription basis over the contract term of the subscription, or on a per-transaction basis when the press releases are made available to the public.

Subscription services include access to the Company’s software platform and associated hosting services, content and content updates, customer support and media management and analysis services. Subscription services are recognized ratably over the contractual period that the services are delivered, beginning on the date in which such service is made available to the customer. Subscription agreements are typically one year in length and are non-cancelable, though customers have the right to terminate their agreements if the Company materially breaches its obligations under the agreement. Software subscription agreements do not provide customers the right to take possession of the software at any time. The Company does not charge customers an upfront fee for use of the platform and implementation activities are insignificant and not subject to a separate fee. In certain cases, the Company charges annual membership fees which are recognized ratably over the one-year membership period.

The Company accounts for a contract when both parties have approved the contract and are committed to perform their respective obligations, each party’s rights can be identified and payment terms can be identified, the contract has commercial substance and it is probable that the Company will collect substantially all of the consideration. Revenue is recognized when, or as, performance obligations are satisfied by transferring control of the promised service to a customer. The transaction price for subscription arrangements and services is generally fixed at contract inception. The Company’s standard payment terms are generally net 30 days. For transaction-based services, which predominantly comprise press release distributions, customers are invoiced in the month the release is made available to the public.

In the event that a customer arrangement contains multiple services, the Company determines whether such goods or services are distinct performance obligations that should be accounted for separately in the arrangement. When arrangements contain multiple performance obligations, further evaluation is usually not required given such performance obligations are generally recognized over time using the same measure of progress and thus, are accounted for as a single performance obligation. Otherwise, when allocating the transaction price in the arrangement, the Company uses the estimated standalone selling price of each distinct performance obligation. In order to estimate the standalone selling prices, the Company relies on the price charged for stand-alone sales, expected cost plus margin and adjusted market assessment approaches. Revenue is then recognized over the pattern of performance as each obligation is satisfied as discussed above.

Cision Ltd. and its Subsidiaries

Notes to Consolidated Financial Statements (continued)

The transaction price for the Company’s subscription arrangements and professional services is generally fixed at contract inception.

Transaction price allocated to the remaining performance obligations

Transaction price allocated to remaining performance obligations represents contract revenue that has not yet been recognized. As of December 31, 2018, the Company’s remaining performance obligations were $140.8 million, approximately 99.2% of which is expected to be recognized as revenue over the next twelve months and the remainder thereafter.

The Company has elected the practical expedient to not disclose the transaction price allocated to remaining performance obligations that are part of a contract that has an original expected duration of one year or less.

Contract Balances

The difference in the opening and closing balances of the Company’s accounts receivable and deferred revenue primarily results from the timing difference between the Company’s performance and the customer’s payment. Accounts receivable are recorded when the customer has been billed or the right to consideration is unconditional. Deferred revenue consists of payments received from or billings to customers in advance of revenue recognition. Deferred revenue to be recognized in the succeeding twelve-month period is included in current deferred revenue with the remaining amounts included in noncurrent deferred revenue. Invoices issued in advance of the fulfillment of a deliverable or the start of the customers’ subscription term are not material.

Prior to the adoption of the new revenue guidance on January 1, 2018, the Company recognized revenue when persuasive evidence of an arrangement existed, the fees were fixed or determinable, the product or service had been delivered and collectability was assured. The Company considered the terms of each arrangement to determine the appropriate accounting treatment. Sales commission expense was expensed as incurred.

Cision Ltd. and its Subsidiaries

Notes to Consolidated Financial Statements (continued)

Sales Commissions

In accordance with ASC 340-40, the Company capitalizes incremental costs incurred to obtain a contract when such costs would have not been incurred if the contract had not been obtained. The Company has elected to expense costs incurred when the amortization period would be one year or less. Initial sales commissions for subscription contracts are deferred and amortized on a straight-line basis over a period of benefit that the Company estimates to be three years. The Company determines the period of benefit by taking into consideration the average technology life and average customer life. Amortization of deferred sales commissions is included as a component of sales and marketing expenses in the Company’s consolidated statements of net loss and total comprehensive loss.

As of December 31, 2018, the ending asset balance for costs to obtain a contract was $7.1 million of which $4.5 million is expected to be amortized in the year ended December 31, 2019.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2018, 2017 and 2016 were approximately $6.6 million, $5.9 million and $7.0 million, respectively.

Equity-Based Compensation

The Company recognizes equity-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally four years from the date of grant. As equity-based compensation expense recognized is based on awards ultimately expected to vest, such expense is reduced for estimated forfeitures. Compensation expense for these equity-based awards is recognized by the Company, with an equal offsetting charge to “Additional paid-in capital.” Such compensation expense is reflected in the Company’s consolidated statements of net loss and total comprehensive loss.

Segments

The Company has determined that its Chief Executive Officer is the Chief Operating Decision Maker. The Company’s Chief Executive Officer reviews financial information presented on both a consolidated basis and on a geographic regional basis. Since its inception, the Company has completed several significant acquisitions and has expended significant efforts in integrating these acquisitions into a single commercial software solution, available to all customers in all geographies. As a result of the long-term qualitative and quantitative similar economic characteristics exhibited by the sale of a single product suite in all the Company’s regions, the Company has determined that its three regional operating segments meet the criteria to be aggregated into one reportable segment.

Net Loss per Share

Prior to the June 29, 2017 Transactions, net loss per share was calculated using the two-class method. On June 29, 2017, all outstanding classes of equity of Cision were contributed in exchange for 82,075,873 ordinary shares. Immediately after the Transactions, 120,512,402 ordinary shares were outstanding. Subsequent to the Merger, basic net loss per share is computed by dividing net loss by the weighted-average number of shares outstanding during the period. Diluted net loss per share equals basic loss per share due to losses incurred during the years ended December 31, 2018, 2017 and 2016.

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

The Company provides cloud-based software, distribution services and related professional services to various customers across many industries. As of December 31, 2018 and 2017, no individual customer accounted for 10% or more of net accounts receivable. For the years ended December 31, 2018, 2017 and 2016, no individual customer accounted for 10% or more of revenue.

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

The Company’s estimates related to liabilities for uncertain tax positions require it to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If it determines it is more likely than not that a tax position will be sustained based on its technical merits, the Company records the impact of the position in its consolidated financial statements at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. The estimates are updated at each reporting date based on the facts, circumstances and information available. The Company is also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to its unrecognized tax benefits will occur during the next twelve months. The Company files income tax returns in the U.S. federal jurisdictions and various state and foreign jurisdictions and is subject to U.S. federal, state, and foreign tax examinations for years ranging from 2013 to 2018.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation (the “Tax Act”), which contains several key tax provisions that affected the Company including a reduction of the federal corporate income tax rate to 21% effective January 1, 2018, among others. The Company accounted for the tax effects in the 2017 financial statements on a provisional basis. The Company finalized the accounting for the Tax Act in the fourth quarter of 2018.

Recent Accounting Pronouncements

As of December 31, 2018, the Company is no longer classified as an Emerging Growth Company and has adopted new accounting standards in accordance with the effective dates set for public companies as listed below.

New Accounting Pronouncements Adopted in 2018

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016- 09, which amends several aspects of accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company has elected to early adopt this guidance on a prospective basis beginning January 1, 2018. The Company has also elected to continue its historical accounting practice of estimating forfeitures in determining the amount of stock-based compensation expense to recognize, rather than accounting for forfeitures as they occur. The adoption of ASU 2016-09 did not have an impact on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory. The amendments of ASU No. 2016-16 were issued to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party which has resulted in diversity in practice and increased complexity within financial reporting. The amendments of this ASU would require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and do not require new disclosure requirements. The Company elected to early adopt ASU 2016-16 in the first quarter of fiscal 2018 and applied the guidance on a modified retrospective basis and recorded a cumulative-effect adjustment to accumulated deficit in the amount of $1.1 million.

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

In March 2017, the FASB issued ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (ASU 2017-07) which changes the way employers that sponsor defined benefit pension and/or postretirement benefit plans reflect net periodic benefit costs in the income statement. The new standard requires a company to present the service cost component of net periodic benefit cost in the same income statement line as other employee compensation costs with the remaining components of net periodic benefit cost presented separately from the service cost component and outside of any subtotal of operating income, if one is presented. ASU 2017-07 is effective for fiscal years beginning after December 15, 2017 with early adoption permitted as of the beginning of an annual period. The Company adopted ASU 2017-07 in the fourth quarter of 2018 and it did not have an impact on the Company’s consolidated financial statements.

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

Cision Ltd. and its Subsidiaries

Notes to Consolidated Financial Statements (continued)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606 or the “new revenue standard”). The Company adopted Topic 606 and Topic 340-40 during the fourth quarter of fiscal 2018 utilizing the modified retrospective approach and recorded an after-tax transition adjustment to reduce accumulated deficit as of January 1, 2018 by $5.8 million. This approach applies to all contracts as of January 1, 2018. The adjustment was the result of capitalizing commission costs incurred to obtain subscription contracts.

The impact of the adoption of the new revenue standard on the Company’s consolidated statements of net loss and total comprehensive loss was as follows (in thousands):

	December 31, 2018
	As Reported	Balances without adoption of ASC 606	Effect of Change
Operating costs and expenses:
Sales and marketing	$116,095	$116,394	$(299)
Operating income	$69,616	$69,915	$(299)
Net loss	$(24,394)	$(24,095)	$(299)
Comprehensive loss	$(57,238)	$(56,939)	$(299)

The cumulative effect of the changes made to the Company’s December 31, 2018 consolidated balance sheet from the adoption of the new accounting standard was as follows (in thousands):

	December 31, 2018
	As Reported	Balances without adoption of ASC 606	Effect of Change

Prepaid expenses and other current assets	$22,824	$18,358	$4,466
Total current assets	$248,475	$244,009	$4,466
Other assets	7,652	4,971	2,681
Total assets	$1,866,376	$1,859,229	$7,147

Deferred tax liability	$69,232	$67,220	$2,012
Total liabilities	$1,578,059	$1,576,047	$2,012

Accumulated other comprehensive loss	$(68,941)	$(67,955)	$(986)
Accumulated deficit	$(439,977)	$(446,098)	$6,121
Total stockholders' equity	$288,317	$283,182	$5,135
Total liabilities and stockholders' equity	$1,866,376	$1,859,229	$7,147

Cision Ltd. and its Subsidiaries

Notes to Consolidated Financial Statements (continued)

In January 2016, the FASB issued ASU 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities. This change primarily affects the accounting for equity investments, financial liabilities under the fair value options and the presentation and disclosure requirements for financial instruments. The Company adopted this ASU effective the fourth quarter of 2018 and it did not have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the Emerging Issues Task Force), which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. The Company adopted this ASU effective the fourth quarter of 2018 and it did not have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The Company adopted this ASU effective the fourth quarter of 2018 and it did not have a material impact on its consolidated financial statements.

Recent Accounting Pronouncements Not Yet Effective

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

3. Business Combinations and Dispositions

Purchase of PR Newswire

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

The purchase price was $71.8 million and consisted of $60.5 million in cash, the issuance of 70,000 Class A Shares by Cision Owner with a fair value of $5.2 million and contingent consideration valued at $6.1 million. The fair value of the contingent consideration was determined using a Monte Carlo simulation, which utilized management's projections of Bulletin Intelligence revenues over the earn-out period and is considered a Level 3 measurement. Changes in fair value subsequent to the acquisition date will be recognized in earnings each reporting period until the arrangement is settled. For the years ending December 31, 2018 and 2017, changes in the fair value of contingent consideration were $4.3 million and $0.4 million, respectively. The Company is required to pay contingent consideration that can be earned during the years ending December 31, 2017 and December 31, 2018 for each year dependent on the achievement of financial targets as defined by the agreement with no cap. For the year ended December 31, 2017, the former owners of Bulletin Intelligence earned $2.9 million in relation to the earn out, which was paid in March 2018. As of December 31, 2018, a contingent consideration liability of $8.0 million was included within Other Accrued Liabilities on the consolidated balance sheet for earn out payments expected to be made to the former owners of Bulletin Intelligence in 2019, the final year that payments can be earned by the sellers. On the date of acquisition, the Company entered into a loan agreement with Cision Owner for $7.0 million and recorded a payable to Cision Owner of $7.0 million in the condensed consolidated balance sheet, which was contributed in the quarter ended June 30, 2017. The $1.8 million difference between the fair value of the Class A Units and the amount due to Cision Owner has been recorded as interest expense in the consolidated statements of net loss and total comprehensive loss.

The purchase price has been allocated to the assets acquired and liabilities assumed based on fair values as of the acquisition date.

The following table summarizes the allocation of the purchase price paid by the Company to the fair value of the assets and liabilities of Bulletin Intelligence acquired on March 27, 2017. The identifiable intangible assets include the trade name, customer relationships and purchased technology and are being amortized over four to ten years on an accelerated basis.  During the year ended December 31, 2018, the Company made a measurement period adjustment to the initial purchase price allocation resulting in a goodwill decrease of $2.0 million.  The Company completed the purchase price allocation during the three months ended March 31, 2018.

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

Goodwill is deductible for tax purposes. The excess of the purchase price over the total net identifiable assets has been recorded as goodwill, which is attributable primarily to synergies expected from the expanded technology and service capabilities from the integrated business as well as the value of the assembled workforce.

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

Cision Ltd. and its Subsidiaries

Notes to Consolidated Financial Statements (continued)

During the year ended December 31, 2018, the Company made certain measurement period adjustments to the initial purchase price allocation resulting in a decrease in accounts receivable, net of $0.2 million and an increase in accounts payable and accrued liabilities of $1.3 million and an increase in goodwill of $1.5 million.

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

During the year ended December 31, 2018, the Company made certain immaterial measurement period adjustments to the initial purchase price allocation.

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

Total acquisition costs related to the Prime acquisition were $2.3 million and $3.1 million for the years ended December 31, 2018 and 2017, respectively, and were included in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. The acquisition was accounted for under the purchase method of accounting. The operating results are included in the accompanying condensed consolidated financial statements from January 23, 2018.

Cision Ltd. and its Subsidiaries

Notes to Consolidated Financial Statements (continued)

The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on fair values as of the acquisition date.

The following table summarizes the preliminary allocation of the purchase price by the Company to the fair value of the assets and liabilities of Prime. The amounts related to taxes and intangible assets shown below are preliminary and subject to adjustment as additional information is obtained about the facts and circumstances that existed at the date of acquisition. The identifiable intangible assets include the trade name, customer relationships and purchased technology and are being amortized over three to eleven years on an accelerated basis. The Company will complete the purchase price allocation in Q1 2019.

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

During the year ended December 31, 2018, the Company made certain measurement period adjustments to the initial purchase price allocation resulting in an increase to deferred tax liability of $2.4 million. Approximately $39.6 million of goodwill is deductible for tax purposes pending any further purchase price adjustments. The preliminary purchase price is subject to customary post-closing adjustments. The excess of the purchase price over the total net identifiable assets has been recorded as goodwill which is primarily attributable to synergies expected from the expanded technology and service capabilities from the integrated business as well as the value of the assembled workforce in accordance with GAAP.

Other 2018 Acquisition

During the year ended December 31, 2018, the Company purchased certain immaterial technology and development assets to expand its products and services offerings, and the results of this acquisition have been included in the consolidated results from the acquisition date. The estimate of fair value for the assets acquired and liabilities assumed was based upon a preliminary calculation and valuation and is subject to change as additional information related to estimates during the measurement period is obtained (up to one year from the acquisition date). The primary areas of those preliminary estimates relate to certain identifiable intangible assets and goodwill.

The acquired entity of Prime contributed revenue of $46.2 million for the year ended December 31, 2018. The acquired entities of Bulletin Intelligence, Argus, and CEDROM together contributed revenue of $44.8 million for the year ended December 31, 2017. The PR Newswire related activities contributed revenue of $165.1 million for the year ended December 31, 2016. Net income or loss from these acquisitions for the same period is impracticable to determine due to the extent of integration activities.

Cision Ltd. and its Subsidiaries

Notes to Consolidated Financial Statements (continued)

Supplemental Unaudited Pro Forma Information

The unaudited pro forma information below gives effect to the acquisitions of PR Newswire as if it occurred on January 1, 2015; Bulletin Intelligence, Argus and CEDROM as if they had occurred as of January 1, 2016; and Prime and the other 2018 acquisition as if they had occurred as of January 1, 2017. The pro forma results presented below show the impact of the acquisitions.

(in thousands except share and per share data)	2018	2017	2016
Revenue	$734,002	$717, 231	$703,198
Net loss	$(22,001)	$(125,847)	$(83,228)
Net loss per share - basic and diluted	$(0.17)	$(1.66)	$(2.93)

4. Property, Equipment and Purchased Software

Property, equipment and software consisted of the following at December 31, 2018 and 2017:

(in thousands)	2018	2017
Purchased software, computer and office equipment	$28,577	$41,053
Furniture and fixtures	4,061	4,992
Leasehold improvements	24,089	25,983
Equipment under capital lease obligations	689	1,059
Capitalized software development costs	64,752	57,617
Property and equipment at cost	122,168	130,704
Less: Accumulated depreciation and amortization	(64,958)	(77,126)
Property and equipment, net	$57,210	$53,578

Depreciation and amortization expense of property equipment and software, including depreciation on equipment under capital leases, was $29.7 million, $25.7 million and $25.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. Of this amount, $19.1 million, $15.2 million and $15.7 million is included in cost of revenue for the years ended December 31, 2018, 2017 and 2016, respectively, and $10.6 million, $10.5 million and $9.3 million is included in operating expense for the years ended December 31, 2018, 2017 and 2016, respectively.

5. Goodwill and Intangibles

Goodwill consisted of the following at December 31, 2018 and 2017:

(in thousands)	2018	2017
Balances as of January 1	$1,136,403	$1,079,518
Acquisition of Prime	57,465	-
Purchase price allocation adjustments	1,688	2,147
Other Goodwill (1)	1,346	-
Disposal of Vintage	-	(14,662)
Acquisition of Bulletin Intelligence	-	19,520
Acquisition of Argus	-	5,092
Acquisition of CEDROM	-	16,642
Effects of foreign currency	(25,043)	28,146
Balances as of December 31	$1,171,859	$1,136,403

(1) Not significant to the Company’s reported operating results or financial position.

Cision Ltd. and its Subsidiaries

Notes to Consolidated Financial Statements (continued)

Definite-lived intangible assets consisted of the following at December 31, 2018 and 2017:

	December 31, 2018
(in thousands)	Gross Carrying Amount	Foreign Currency Translation	Accumulated Amortization	Net Carrying Amount
Trade names and brand	$372,010	$(8,143)	$(115,954)	$247,913
Customer relationships	321,862	(18,967)	(203,031)	99,864
Purchased technology	145,951	(7,408)	(109,174)	29,369
Balances at December 31, 2018	$839,823	$(34,518)	$(428,159)	$377,146

	December 31, 2017
(in thousands)	Gross Carrying Amount	Foreign Currency Translation	Accumulated Amortization	Net Carrying Amount
Trade names and brand	$370,435	$(1,519)	$(75,273)	$293,643
Customer relationships	302,009	(12,472)	(168,460)	121,077
Purchased technology	133,830	(5,276)	(86,983)	41,571
Balances at December 31, 2017	$806,274	$(19,267)	$(330,716)	$456,291

Expense related to amortization of intangible assets for the years ended December 31, 2018, 2017 and 2016 was $104.1 million, $113.8 million and $102.0 million, respectively. Of this amount, $23.3 million, $24.6 million and $24.9 million is included in cost of revenue for the years ended December 31, 2018, 2017 and 2016, respectively, and $80.8 million, $89.2 million and $77.1 million is included in general and administrative expense for the years ended December 31, 2018, 2017 and 2016, respectively.

Weighted-average remaining useful lives at December 31, 2018	Years
Trade names and brand	11.8
Customer relationships	6.5
Purchased technology	3.4

Future expected amortization of intangible assets at December 31, 2018 is as follows:

(in thousands)
Year ended December 31,
2019	$85,445
2020	62,675
2021	51,277
2022	38,218
2023	28,369
Thereafter	111,162
$377,146

Cision Ltd. and its Subsidiaries

Notes to Consolidated Financial Statements (continued)

6. Debt

Debt consisted of the following at December 31, 2018 and 2017:

	December 31, 2018
(in thousands)	Short-Term	Long-Term	Total
2017 First Lien Credit Facility	$13,210	$1,241,253	$1,254,463
Unamortized debt discount and issuance costs	-	(35,493)	(35,493)
Balances at December 31, 2018	$13,210	$1,205,760	$1,218,970

	December 31, 2017
(in thousands)	Short-Term	Long-Term	Total
2017 First Lien Credit Facility	$13,349	$1,318,262	$1,331,611
Unamortized debt discount and issuance costs	-	(52,141)	(52,141)
Balances at December 31, 2017	$13,349	$1,266,121	$1,279,470

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

On December 14, 2017, the Company amended the 2017 First Lien Credit Facility to borrow an additional $75.0 million of 2017 First Lien Dollar Term Credit Facility. The Company used the money for its acquisition of Prime.

On December 28, 2018, the Company entered into an Incremental Facility Amendment to revolving credit facility by $25.0 million. The Company used the money for its January 2019 acquisitions.

On February 8, 2018, the Company completed its repricing of debt repricing transaction on its 2017 First Lien Credit Facility. The margins on the term loans under the 2017 First Lien Credit Facility were lowered for the alternate base rate, LIBOR rate and EURIBOR rate by 1.00%, 1.00% and 0.75%, respectively. The 2017 Revolver Credit Facility margins were lowered for the alternate base rate, LIBOR rate and EURIBOR rate by 0.75%, 0.75% and 0.50%, respectively. The Company incurred approximately $2.0 million in financing costs in connection with the February 2018 repricing of the 2017 First Lien Credit Facility of which $0.1 million are being amortized using the effective interest method. As a result of this transaction, the Company recorded a loss on extinguishment of $2.4 million.

On October 22, 2018, the Company completed another debt repricing transaction on its 2017 First Lien Credit Facility. The margins for the term loans under the Company’s 2017 First Lien Credit Facility were lowered for the alternate base rate, LIBOR rate and EURIBOR rate each by 0.50%. The 2017 Revolver Credit Facility margins were lowered for the alternate base rate, LIBOR rate and EURIBOR rate each by 0.50%. The Company incurred approximately $2.3 million in financing costs in connection with the October 2018 repricing of the 2017 First Lien Credit Facility of which $0.3 million are being amortized using the effective interest method. As a result of this transaction, the Company recorded a loss on extinguishment of $7.0 million.

Cision Ltd. and its Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

The margin applicable to loans under the 2017 First Lien Dollar Term Credit Facility bearing interest at the alternate base rate is 3.25%; the margin applicable to loans under the 2017 First Lien Dollar Term Credit Facility bearing interest at the adjusted LIBOR is 4.25%, provided that each such rate is reduced by 25 basis points if the first lien net leverage ratio of Canyon Companies S.à.r.l. and its restricted subsidiaries under the 2017 First Lien Credit Facility is less than or equal to 4.00:1.00 at the end of the most recent fiscal quarter. Interest is charged on Euro borrowings under the 2017 First Lien Credit Facility at a rate based on the adjusted EURIBOR (a rate equal to the Euro interbank offered rate adjusted for statutory reserves), plus an applicable margin. The margin applicable to loans under the 2017 First Lien Euro Term Credit Facility bearing interest at the adjusted LIBOR is 4.25%, provided that each such rate is reduced by 25 basis points if the first lien net leverage ratio of Canyon Companies S.à.r.l. and its restricted subsidiaries under the 2017 First Lien Credit Facility is less than or equal to 4.00:1.00 at the end of the most recent fiscal quarter. As of December 31, 2018, the applicable interest rate under the 2017 First Lien Dollar Term Credit Facility and the 2017 First Lien Euro Term Credit Facility was 5.55% and 3.00%, respectively.

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

As of December 31, 2018, the Company had no outstanding borrowings and $1.5 million of outstanding letters of credit under the 2017 Revolving Credit Facility and $1,254.5 million outstanding under the 2017 First Lien Credit Facility.

The Company began to make quarterly principal payments starting December 31, 2017 under each of the 2017 First Lien Dollar Term Credit Facility of $2.6 million and the 2017 First Lien Euro Term Credit Facility of €0.6 million (which amount may be reduced by the application of voluntary and mandatory prepayments pursuant to the terms of the 2017 First Lien Credit Facility), with the remaining balance due June 16, 2023. During the year ended December 31, 2018, the Company made $50.0 million in voluntary prepayments and as a result recorded $1.9 million in accelerated amortization of deferred financing and debt issuance costs.

The Company may also be required to make certain mandatory prepayments of the 2017 First Lien Credit Facility out of excess cash flow and upon the receipt of proceeds of asset sales and certain insurance proceeds (in each case, subject to certain minimum dollar thresholds and rights to reinvest the proceeds as set forth in the 2017 First Lien Credit Facility).

The 2017 First Lien Credit Facility includes a total net leverage financial maintenance covenant. Such covenant requires that, as of the last day of each fiscal quarter, the total net leverage ratio of Canyon Companies S.à.r.l. and its restricted subsidiaries under the 2017 First Lien Credit Facility cannot exceed the applicable ratio set forth in the 2017 First Lien Credit Facility for such quarter (subject to certain rights to cure any failure to meet such ratio as set forth in the 2017 First Lien Credit Facility). The 2017 First Lien Credit Facility is also subject to certain customary affirmative covenants and negative covenants. Under the 2017 First Lien Credit Facility, the Company’s subsidiaries have restrictions on making cash dividends, subject to certain exceptions, including that the subsidiaries are permitted to declare and pay cash dividends: (a) in any amount, so long as the total net leverage ratio under the 2017 First Lien Credit Facility would not exceed 3.75 to 1.00 after making such payment; (b) in an amount per annum not greater than 6.0% of (i) the market capitalization of the Company’s common stock (based on the average closing price of its shares during the 30 trading days preceding the declaration of such payment) plus (ii) the $305.2 million in proceeds we received in the business combination with Capitol; (c) in an amount that does not exceed the sum of (i) $20.0 million, plus (ii) 50% of consolidated net income of the Company’s subsidiaries from January 1, 2016 to the end of the most recent quarter plus (iii) certain other amounts set forth in the definition of “Available Amount” in the Company’s 2017 First Lien Credit Facility (provided that it may only include the amounts of consolidated net income described in clause (ii) if the Company’s total net leverage ratio would not exceed 5.00 to 1.00 after making such payment); and (d) in an amount that does not exceed the total net proceeds we receive from any public or private offerings of its common stock or similar equity interests. As of December 31, 2018, the Company was in compliance with these covenants.

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

The fair value of the Company’s First Lien Credit Facility December 31, 2018 and 2017 was $1,210.5 million and $1,347.3 million, respectively. The fair value of the Company’s First Lien debt was considered Level 2 in the fair value hierarchy.

Cision Ltd. and its Subsidiaries

Notes to Consolidated Financial Statements (continued)

Convertible Preferred Equity Certificates

Convertible Preferred Equity Certificate activity for the years ended December 31, 2017 and 2016 is as follows:

(in thousands)
Balance at December 31, 2015	264,497
Issued during 2016	165,525
Yield accreted for 2016	13,934
Yield paid in 2016	(854)
Balance at December 31, 2016	443,102
Issued during 2017	6,902
Yield accreted for 2017	3,978
Yield paid in 2017	(3,557)
Converted to equity upon merger with Capitol	(450,425)
Balance at December 31, 2017	$-

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

The Company incurred approximately $1.1 million in financing costs in connection with the Note Purchase Agreement, which were offset against the debt. In addition, the Company incurred approximately $0.6 million in other issuance costs, which were included as other assets on the accompanying consolidated balance sheet. All financing costs were amortized to interest expense over the term of the Note Purchase Agreement during the years ended December 31, 2015 and December 31, 2016. This Note was paid off in connection with the 2016 Credit Agreement. Total amounts repaid were approximately $41.2 million.

Future Minimum Principal Payments

Future minimum principal payments of debt as of December 31, 2018 are as follows:

(in thousands)
Year ended December 31,
2019	$13,210
2020	13,210
2021	13,210
2022	13,210
2023	13,210
Thereafter	1,188,413
$1,254,463

Interest expense for the years ended December 31, 2018, 2017 and 2016 was as follows:

(in thousands)	2018	2017	2016
First Lien Credit Facility	$64,805	$74,833	$56,352
Second Lien Credit Facility	-	20,857	29,408
Revolving Credit Facility	-	1,397	1,198
Accretion of debt discount and deferred financing costs	11,951	14,275	13,445
Note Purchase Agreement	-	-	2,170
Accretion of Convertible Preferred Equity Certificates due to Cision Owner	-	1,838	10,500
Yield on Convertible Preferred Equity Certificates due to Cision Owner	-	2,140	3,433
Commitment fees and other	1,258	1,126	1,491
Total interest expense	$78,014	$116,466	$117,997

Cision Ltd. and its Subsidiaries

Notes to Consolidated Financial Statements (continued)

7. Stockholders’ Equity and Equity-Based Compensation

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2018 and 2017, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 480,000,000 shares of common stock with a par value of $0.0001 per share.

Equity-based compensation is classified in the consolidated statements of operations in a manner consistent with the statements of operations’ classification of an employee’s salary and benefits as follows for the years ended December 31, 2018, 2017, and 2016:

(in thousands)	2018	2017	2016
Cost of revenue	$494	$337	$277
Selling and marketing	598	280	255
R&D	584	319	551
G&A	3,591	3,202	4,219
Total equity based compensation expense	$5,267	$4,138	$5,302

Prior to the Merger, Cision Owner issued equity units to employees for compensation purposes pursuant to the terms of its limited partnership agreement. Equity-based compensation was recorded based on the grant date fair values of these awards and will continue to be recorded until full vesting of these units has occurred. As a result of the consummation of the Merger, these outstanding units, held by Cision Owner, were converted into common stock of Cision with the same vesting schedule. Any forfeitures of unvested units will be redistributed to existing unit holders and not returned to the Company. Equity awards to employees subsequent to the Merger are made pursuant to the Company’s 2017 Omnibus Incentive Plan described below.

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

The Company estimated the fair value of employee stock options using the Black-Scholes option pricing model. The fair values of stock options granted under the 2017 Plan were estimated using the following assumptions for the year ended December 31, 2018:

2018
Stock price volatility	38 - 50%
Expected term (years)	6.3
Risk-free interest rate	2.34 – 2.89%
Dividend yield	0%

Cision Ltd. and its Subsidiaries

Notes to Consolidated Financial Statements (continued)

A summary of employee stock option activity for the year ended December 31, 2018 under the Company’s 2017 Plan is presented below:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding as of December 31, 2016	-	$-	-	$-
Granted	691,500	12.78	-
Exercised	-	-	-
Forfeited	-	-	-
Options outstanding as of December 31, 2017	691,500	$12.78	9.7	$-
Granted	2,130,000	15.05	-
Exercised	-	-	-
Forfeited	(709,000)	14.68	-
Options outstanding as of December 31, 2018	2,112,500	$14.43	9.3	$-
Options vested as of December 31, 2018	138,000	$12.78	8.7	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the quoted closing price of the Company’s common stock as of December 31, 2018.

A summary of restricted stock units activity for the year ended December 31, 2018 under the Company’s 2017 Plan is presented below:

	Number of Shares Underlying Stock Awards	Weighted-Average Grant Date Fair Value
Restricted stock units outstanding as of December 31, 2016	-	$-
Granted	34,945	12.40
Vested	-	-
Forfeited	-	-
Restricted stock units outstanding as of December 31, 2017	34,945	$12.40
Granted	472,560	15.29
Vested	(3,361)	11.80
Forfeited	(177,750)	14.79
Restricted stock units outstanding as of December 31, 2018	326,394	$15.28

As of December 31, 2018, the Company had $13.5 million of unrecognized compensation expense related to the unvested portion of outstanding stock options and restricted stock units expected to be recognized on a pro-rata straight-line basis over the weighted-average remaining service period of 3.6 years.

Employee Stock Purchase Plan

As of December 17, 2018, the Company commenced an Employee Stock Purchase Plan (“ESPP”) to allow eligible employees to have up to 10 percent of their annualized base salary withheld and used to purchase Class A common stock, subject to a maximum of $5,000 worth of stock purchased in a calendar year. The price per share of the Stock sold to Participants hereunder shall be the product of ninety percent (90%) multiplied by the lower of: (i) the Fair Market Value of such share of Stock on the Entry Date of the Option Period in which the Employee elects to become a Participant; and (ii) the Fair Market Value of such share on the Exercise Date with respect to such Option Period; provided, however, that in no event shall the Option Price per share be less than the par value of the Stock. The adoption of the ESPP did not have a material impact on the Company’s results of operations.

8. Employee Benefit Plans

The Company sponsors defined-contribution, profit-sharing and other benefit plans in the United States, Canada, the United Kingdom and France. Total expense for defined contribution plans for the years ended December 31, 2018, 2017 and 2016 were approximately $6.0 million, $6.2 million and $4.4 million, respectively.

CNW Retirement Plans

Employees of CNW participate in a defined benefit pension plan component. The defined benefit plan has been closed to new participants since 2006. In addition, CNW maintains a non-registered defined benefit pension plan for a former executive, which provides benefits in excess of those payable from the registered defined benefit plan. The actuarial cost method used for the valuation of the defined benefit post-employment benefits is the present value of the benefits expected to be paid. CNW's contributions to defined contribution plans are expensed as incurred. The net periodic pension expense recognized for CNW’s defined benefit plan for the year ended December 31, 2018 and 2017 was $0.5 million and $0.7 million, respectively.

Cision Ltd. and its Subsidiaries

Notes to Consolidated Financial Statements (continued)

Reconciliation of Benefit Obligations, Plan Assets and Funded Status

The following table summarizes the benefit obligation, plan assets and the funded status of CNW’s two defined benefit plans at December 31, (in thousands):

(in thousands)	2018	2017
Change in benefit obligation
Benefit obligation balance at January 1,	$12,434	$11,412
Service cost	208	209
Interest cost	417	475
Participant contributions	27	29
Actuarial gain (loss)	(777)	229
Benefits paid	(569)	(718)
Foreign currency translation	(925)	798
Benefit obligation balance at December 31,	$10,815	$12,434

(in thousands)	2018	2017
Change in plan assets
Fair value of plan assets at January 1,	$10,690	$8,937
Return on plan assets	(398)	1,250
Employer contributions	584	538
Participant contributions	27	29
Benefits paid	(569)	(718)
Foreign currency translation	(807)	654
Fair value of plan assets at December 31,	$9,527	$10,690

The amount recognized in the consolidated balance sheets as long-term pension obligation as of December 31, 2018 and 2017 was $3.3 million and $1.8 million, respectively. The amount of net actuarial gain (loss) recognized in other comprehensive loss for the period ended December 31, 2018 and 2017 was $0.2 million and $1.8 million, respectively. Substantially all of the Plan’s assets consist primarily of a pooled fund, which is primarily invested in government and corporate bonds. They are valued using models with inputs including interest rate curves, credit spreads and volatilities. The inputs that are significant to valuation are generally observable and therefore the assets within the pooled fund have been classified as Level 2. The fair value reflects the proportionate share of the fair value of the investments held in the underlying pooled fund.

Assumptions

Weighted-average assumptions used to determine the benefit obligation reflected in the consolidated balance sheets and the net periodic pension cost in the consolidated statements of comprehensive loss for the years ended December 31, 2018 and 2017 were as follows:

	2018	2017
Discount rate	3.9%	3.5%
Rate of compensation increase	3.5%	3.5%
Expected return on plan assets	2.25%	2.0%

Future Cash Flows of Benefit Plans

The following table summarizes the expected future cash flows of CNW’s two defined benefit plans at December 31, 2018:

(in thousands)
Projected company contributions for 2019	$0

Expected benefit payments for year ended December 31,
2019	$413
2020	407
2021	413
2022	410
2023	432
Thereafter	$2,506

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

9. Investment in Unconsolidated Affiliate

Pursuant to the acquisition of PR Newswire in June 2016, the Company became the owner of a 50% interest in a joint venture with ANP Pers Support B.V in ANP Pers Support v.o.f. (“ANPps”). This investment in an unconsolidated affiliate is accounted for by the equity method. During the fourth quarter of 2018, the Company completed a review of the investment and recorded an impairment charge of $1.1 million during the fourth quarter of 2018. At December 31, 2018 and 2017, the investment in unconsolidated affiliate is $3.0 million and $4.2 million, respectively, which is included within other long-term assets in the consolidated balance sheets. For the years ended December 31, 2018 and 2017, excluding the $1.1 million impairment, the Company’s allocation of net income from ANPps was $0.5 million and $0.4 million, respectively.

10. Net Loss Per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period as retroactively adjusted for the Merger (Note 1). For the years ended December 31, 2017 and 2016, the Company has excluded the potential effect of warrants to purchase shares of common stock totaling 989,980 shares, additional earn out shares prior to their issuance, as described in Note 1, and the dilutive effect of stock options and restricted stock unit awards, as described in Note 7, in the calculation of diluted loss per share, as the effect would be anti-dilutive due to losses incurred. For the year ended December 31, 2018, the Company has excluded the potential effect of the warrants prior to their conversion, additional earn out shares prior to their issuance, as described in Note 1, and the dilutive effect of stock options and restricted stock unit awards, as described in Note 7, in the calculation of diluted loss per share, as the effect would be anti-dilutive due to losses incurred. As a result, diluted loss per common share is the same as basic loss per common share for all years presented below for the years ended December 31, 2018, 2017, and 2016:

(in thousands except share and per share data)	2018	2017	2016
Numerator:
Net loss	$(24,394)	$(123,042)	$(98,412)
Denominator:
Weighted-average shares outstanding - basic and diluted	128,819,858	75,696,880	28,369,644
Net loss per share - basic and diluted	$(0.19)	$(1.63)	$(3.47)

11. Income Taxes

For the years ended December 31, 2018, 2017 and 2016, the U.S. and foreign components of loss before income taxes were as follows:

(in thousands)	2018	2017	2016
U.S.	$(14,671)	$(134,132)	$(140,443)
Foreign	10,022	499	(13,660)
Total loss before income taxes	$(4,649)	$(133,633)	$(154,103)

For the years ended December 31, 2018, 2017 and 2016, the provision for (benefit from) income taxes consisted of the following:

(in thousands)	2018	2017	2016
Current expense
Federal	$840	$2,052	$419
State	6,225	3,892	1,260
Foreign	12,821	8,406	9,123
Total current expense	19,886	14,350	10,802
Deferred benefit
Federal	3,153	(16,204)	(54,550)
State	4,162	(364)	(5,805)
Foreign	(7,456)	(8,373)	(6,138)
Total deferred benefit	(141)	(24,941)	(66,493)
Total provision for (benefit from) income taxes	$19,745	$(10,591)	$(55,691)

Cision Ltd. and its Subsidiaries

Notes to Consolidated Financial Statements (continued)

The Company is a Cayman entity with a 0% statutory tax rate with subsidiaries in various jurisdictions including the United States, Canada, France, and the United Kingdom. The Company’s effective tax rate differed from the Cayman statutory rate as a result of the foreign statutory rates in each of its subsidiaries, as well as certain nondeductible expenses, including transaction costs, public company costs, GILTI, interest expense and stock-based compensation. In addition, differences were caused by U.S. state income taxes, as well as the need for valuation allowance for certain U.S. and United Kingdom deferred tax assets.

For the years ended December 31, 2018, 2017 and 2016, the Company’s effective tax rate was as follows:

	2018%	2017%	2016%
Income tax at Cayman Islands statutory rate	0.0	0.0	0.0
State income taxes, net of U.S. federal benefit	(37.1)	(0.8)	1.9
Expense from different foreign tax rates	24.9	37.5	34.1
Change in valuation allowance	(428.8)	(13.8)	10.2
Nondeductible expenses	31.6	(4.8)	(9.7)
Tax Act	(42.5)	(8.9)	-
Other	27.2	(1.3)	(0.4)
Effective tax rate	(424.7)%	7.9%	36.1%

The Company’s deferred tax components consisted of the following at December 31, 2018 and 2017:

(in thousands)	2018	2017
Deferred tax assets
Net operating loss carryforwards	$33,283	$41,303
Allowance for doubtful accounts	1,672	915
Accrued expenses	4,027	2,899
Deferred interest	56,966	51,817
Deferred revenue	2,606	2,537
Transaction costs	2,208	2,218
Tax credits	4,679	5,750
Fixed Assets	1,532	-
Other	6,369	6,143
Total deferred tax assets	113,342	113,582
Valuation allowance	(67,864)	(46,666)
Net deferred tax assets	45,478	66,916
Deferred tax liabilities
Capitalized software development costs	(4,445)	(4,410)
Fixed assets	-	(13)
Goodwill and intangible assets	(92,407)	(113,246)
Deferred financing costs	(8,413)	(10,304)
Other	(5,411)	(1,560)
Total deferred tax liabilities	(110,676)	(129,533)
Net deferred tax liability	$(65,198)	$(62,617)
Disclosed as
Deferred tax asset - long-term	$4,034	$-
Deferred tax liability - long-term	(69,232)	(62,617)
Net deferred tax liability - long-term	$(65,198)	$(62,617)

Cision Ltd. and its Subsidiaries

Notes to Consolidated Financial Statements (continued)

On December 22, 2017, the U.S. government enacted comprehensive tax legislation (the “Tax Act”), which significantly revised the ongoing U.S. corporate income tax law by lowering the U.S. federal corporate income tax rate from 35% to 21%, implementing a territorial tax system, imposing a one-time tax on foreign unremitted earnings and setting limitations on deductibility of certain costs (e.g., interest expense), among other things.

Due to the complexities involved in accounting for the recently enacted Tax Act, the U.S. Securities and Exchange Commission issued SAB 118, which requires that the Company include in its financial statements the reasonable estimate of the impact of the Tax Act to the extent such reasonable estimate has been determined. Accordingly, the Company recorded a provisional amount of $11.9 million of expense in its consolidated financial statements as of and for the year ended December 31, 2017.

The Company completed its analysis of the impacts of the Tax Act in the fourth quarter of 2018. The final analysis required an immaterial change to the total provisional amount reported on the 2017 consolidated financial statements. The final tax impact in its consolidated financial statements is the following.

a)	A tax expense of $6.2 million, including $1.8 million of associated withholding taxes, for the Tax Act’s one-time transition tax on the Company’s Canadian subsidiaries’ accumulated unremitted earnings dating back to 1986.
b)	A tax expense of $5.7 million to the net change in deferred tax liabilities due to the reduction of the U.S. federal tax rate from 35% to 21% net of the additional valuation allowance required as a result of the new limitations on interest deductibility.

The Tax Act also included a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries and a base erosion anti-abuse tax (“BEAT”) measure that taxes certain payments between a U.S. corporation and its subsidiaries. The Company is subject to GILTI but BEAT has no current impact on the Company. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations.

In January 2018, the FASB released guidance on the accounting for tax on the GILTI provisions of the Tax Reform Act. The guidance allows companies to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which they are subject to the rules (the period cost method), or (ii) account for GILTI in the Company’s measurement of deferred taxes (the deferred method). After completing the analysis of the GILTI provisions, the Company elected to account for GILTI using the period cost method.

In November 2018, the Treasury Department issued proposed regulations relating to section 163(j) as amended by the Tax Act that would further limit the deductibility of interest expense. If the proposed regulations are finalized in current form, the Company may need to make an adjustment to tax expense in the amount of $2.03 million based on the impact to the valuation allowance on the interest carryforward deferred tax asset. Any adjustment to tax expense would be treated as a discrete item in the period of enactment.

Cision Ltd. and its Subsidiaries

Notes to Consolidated Financial Statements (continued)

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company assessed the realizability of deferred tax assets and whether it is more likely than not that a portion, or all, of the deferred tax assets can be realized. Management considers the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment. In 2016, management concluded that the valuation allowance on the U.S. federal deferred tax assets was no longer required as a result of the deferred tax liabilities established in the acquisition of PR Newswire. The reversal of such deferred tax liabilities will allow for the realizability of the U.S. deferred tax assets. In 2017, management concluded that a valuation allowance of $26.8 million was required for U.S. federal interest expense carryforwards under Internal Revenue Code Section 163(j) and for $0.7 million of interest expense carryforwards under United Kingdom tax law. The remaining $19.2 million of the valuation allowance is for foreign net operating losses for entities that have cumulative losses. In 2018, management concluded that a valuation allowance of $35.6 million was required for U.S. interest expense carryforwards under Internal Revenue Code Section 163(j). The remaining $32.2 million of the valuation allowance is related to foreign net operating losses for entities that have cumulative losses

At December 31, 2018, the Company has not provided for income taxes on $51.8 million of undistributed earnings of its foreign subsidiaries, other than certain Canadian subsidiaries, as the earnings are considered permanently reinvested. As part of the Tax Act (as discussed above), the U.S. Company incurred a $6.2 million transition tax related to its Canadian subsidiaries. This amount included an estimated $1.8 million of Canadian withholding taxes on the future repatriation of cash from Canada to the U.S. The Company accrued an additional $0.5 million of Canadian withholding tax related to the GILTI inclusion of 2018. U.S. does not currently have accumulated earnings and profits and the majority of the other foreign jurisdictions can generally distribute their earnings to the Company without additional taxation. Accordingly, the Company has determined that the deferred tax liability associated with a distribution of the undistributed earnings would be immaterial.

As of December 31, 2018, the Company has net operating loss carryforwards for federal and state tax purposes of approximately $6.1 million and $36.3 million, respectively, which will expire between 2032 and 2037. The Company also has $1.4 million of federal and state tax credits that will expire at varying times between 2025 and 2033. The Company has $2.4 million of federal alternative minimum tax credits that it now expects to be refunded over the next 4 years as a result of the Tax Act beginning this year. The Company has foreign net operating losses of $127.8 million of which the majority do not expire.

Certain of the Company’s federal and state NOL carryforwards are subject to annual limitations under Section 382 of Internal Revenue Code. Based on the purchase price for the U.S. companies, the limitations imposed under Section 382 will not preclude the Company from realizing these NOLs.

The following table presents changes in unrecognized tax benefits for the years ended December 31, 2018, 2017, and 2016:

(in thousands)	2018	2017	2016
Beginning balance	$3,736	$2,944	$2,634
Additions based on tax provisions related to the current year	-	903	210
Additions based on tax positions related to prior years	2,078	-	100
Reductions to tax positions of prior years	-	(111)	-
Reductions for expiration of statute of limitations	(399)	-	-
Settlements	-	-	-
Ending balance	$5,415	$3,736	$2,944

Company recognizes the effects of uncertain income tax positions only if those positions are more likely than not of being sustained. The Company has recorded a liability for uncertain tax positions associated primarily with tax credits and transfer pricing in the amount of $5.4 million and $3.7 million as of December 31, 2018 and 2017.

The Company does not expect unrecognized tax benefits to change significantly over the next twelve months, and if recognized, $4.4 million would affect the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in the consolidated financial statements as a component of the income tax provision, and has accrued $1.0 million for interest and penalties as of December 31, 2018. The current year reduction of $0.4 million is related to the statute of limitation expiring. The Company files income tax returns in the U.S. and various states, the United Kingdom, Canada, France, Germany and other foreign jurisdictions and is subject to U.S. federal, state, and foreign tax examinations for years ranging from 2012 to 2018.

Cision Ltd. and its Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. Related Party Transactions

The Company is party to a professional services agreement with its former parent and former majority owner. The Company incurred approximately $0.3 million and $0.6 million for the years ended December 31, 2017 and 2016, respectively included in general and administrative expenses. Upon consummation of the Merger on June 29, 2017, the professional services agreement terminated.

Certain transactions between the Company and its former Cision Owner have been described elsewhere in these consolidated financial statements.

13. Commitments and Contingencies

The Company has various non-cancelable operating leases, primarily related to office real estate, that expire through 2035 and generally contain renewal options for up to five years. Lease incentives, payment escalations and rent holidays specified in the lease agreements are accrued or deferred as appropriate as a component of rent expense which is recognized on a straight-line basis over the terms of occupancy. As of December 31, 2018 and 2017, deferred rent of $11.9 million and $10.2 million, respectively, is included in other liabilities in the consolidated balance sheets.

Future minimum lease payments under non-cancelable operating leases at December 31, 2018 are as follows:

(in thousands)	Operating Leases
2019	$16,288
2020	15,682
2021	13,416
2022	12,494
2023	8,806
Thereafter	27,773
Total future minimum payments	$94,459

Rent expense was $19.0 million, $16.8 million and $13.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Purchase Commitments

The Company entered into agreements with various vendors in the ordinary course of business. As of December 31, 2018, the minimum required payments in future years under these arrangements are as follows:

(in thousands)	Commitments
Year ended December 31,
2019	$13,259
2020	10,465
2021	2,908
2022	3
2023	-
Thereafter	-
$26,635

Cision Ltd. and its Subsidiaries

Notes to Consolidated Financial Statements (continued)

Letters of Credit

As of December 31, 2018 and 2017, the Company had a total of $1.5 million and $1.3 million in letters of credit outstanding, respectively, for certain of its office spaces. These letters of credit do not require compensating balances and expire at various dates through March 2031.

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

14. Segment and Geographic Information

The Company has determined that its Chief Executive Officer is the Chief Operating Decision Maker. The Company’s Chief Executive Officer reviews financial information presented on both a consolidated basis and on a geographic regional basis. Since its inception, the Company has completed several significant acquisitions and has expended significant efforts to provide an integrated set of software and services to all customers in all geographies. As a result of the long-term qualitative and quantitative similar economic characteristics exhibited by the sale of an integrated set of products and services in all the Company’s regions, the Company has determined that its three operating segments meet the criteria to be aggregated into one reportable segment.

Geographical revenue information is based on revenue generated through the sale of services to customers located within the specified geography. Long-lived assets consist of property, plant and equipment. Property, plant and equipment information is based on the physical location of the assets at the end of each fiscal year.

Revenue by geography is based on the location of the subsidiary that executed the customer contract. The following table lists revenue for the years ended December 31, 2018, 2017 and 2016 by geographic region:

(in thousands)	2018	2017	2016
Revenue:
Americas - U.S.	$436,152	$410,621	$316,177
Rest of Americas	64,490	51,650	29,891
EMEA	197,467	144,127	110,225
APAC	32,264	25,239	11,479
	$730,373	$631,637	$467,772

Cision Ltd. and its Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following table lists long-lived assets, net of amortization, as of December 31, 2018 and 2017 by geographic region:

(in thousands)	2018	2017
Long-lived assets, net
Americas - U.S.	$1,101,919	$1,141,210
Rest of Americas	130,797	145,837
EMEA	354,886	336,937
APAC	30,299	29,816
	$1,617,901	$1,653,800

15. Subsequent Events

On January 3, 2019, the Company completed the acquisition of Falcon.io (“Falcon”). The purchase price was approximately €105.2 million ($120.1 million) and consisted of approximately €54.1 million ($61.7 million) in cash consideration and the issuance of approximately 5.1 million ordinary shares valued at €51.1 million ($58.4 million). The cash portion of the consideration was funded with a combination of cash on hand and borrowings under the Company’s Revolving Credit Facility. The Company drew approximately $40.0 million under its Revolving Credit Facility to fund the Falcon acquisition. The addition of Falcon further solidifies the Company’s market leadership in driving the future of earned media management, moving beyond the tactical nature of PR point solutions. At the date of the acquisition, Falcon had over 250 employees with offices in Denmark, Germany, Hungry, Australia, Bulgaria, and the United States.

On January 11, 2019, the Company amended the 2017 First Lien Credit Facility to borrow an additional $75.0 million of 2017 First Lien Dollar Term Credit Facility. The Company used the funds to complete the acquisition of TrendKite on January 23, 2019. The purchase price was approximately $222.4 million, consisting of approximately $94.1 million in cash and approximately $128.3 million of ordinary shares (10.3 million shares), of which $2.6 million ordinary shares (0.2 million shares) are restricted. The cash portion of the consideration was funded with a combination of cash on hand and additional borrowing under the First Lien Dollar Credit Facility. The acquisition of TrendKite will enhance the Company’s customer base to demonstrate and measure the business impact of their earned media. At the date of the acquisition, TrendKite had over 250 employees with offices in the United States and the United Kingdom.

On January 22, 2019, the Company sold its email marketing business for approximately $49.3 million of cash consideration, net of working capital adjustments, with up to an additional $4.0 million in cash based upon meeting certain business performance measures over the next 12 months. The Company used the proceeds to pay down the Revolving Credit Facility.

Cision Ltd. and its Subsidiaries

Notes to Consolidated Financial Statements (continued)

16. Allowance for Doubtful Accounts and Deferred Tax Assets

The allowance for doubtful accounts and deferred tax assets for the years ended December 31, 2018, 2017 and 2016 is as follows:

(in thousands)	Balance at Beginning of Year	Amounts Charged to Costs or Expense	Additions (Deductions)	Balance at End of Year
Allowance for doubtful accounts:
Year Ended December 31, 2016	$1,248	$2,572	$(1,215)	$2,605
Year Ended December 31, 2017	2,605	3,493	(796)	5,302
Year Ended December 31, 2018	5,302	4,409	(1,558)	8,153
Allowance for deferred tax assets:
Year Ended December 31, 2016	$19,017	$(15,315)	$(265)	$3,437
Year Ended December 31, 2017	3,437	34,770	8,459	46,666
Year Ended December 31, 2018	46,666	8,838	12,361	67,865

17. Quarterly Financial Information (Unaudited)

The following presents quarterly financial data including the impact of the adoption of the new revenue recognition accounting standard in 2018 (see Note 2. Summary of Significant Accounting Policies, of the notes to the consolidated financial statements for further details) for the years ended December 31, 2018 and 2017:

	2018
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$179,293	$187,475	$177,236	$186,369
Gross profit	115,015	120,718	108,059	119,789
Income (loss) before income taxes	(18,124)	18,045	(3,114)	(1,456)
Net loss	(442)	(6,583)	(6,184)	(11,184)
Loss per share:
Basic and diluted	(0.00)	(0.05)	(0.05)	(0.08)

	2017
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$145,818	$157,131	$159,729	$168,959
Gross profit	100,752	107,913	106,442	115,694
Loss before income taxes	(30,047)	(26,379)	(60,062)	(17,145)
Net loss	(22,993)	(19,148)	(46,409)	(34,492)
Loss per share:
Basic and diluted	(0.82)	(0.63)	(0.38)	(0.28)

