Form 10-K/A
period 2018-12-31
CISION LTD.
filed 2019-04-05
CIK 1701040

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant as of June 29, 2018, the last business day of the Registrant’s predecessor’s most recently completed second fiscal quarter, was approximately $823,829,841.

148,328,727 ordinary shares, par value $0.0001 per share, were issued and outstanding as of April 3, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, originally filed on March 1, 2019 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing, as we do not intend to file a definitive proxy statement for our annual general meeting of shareholders within 120 days of the end of our fiscal year ended December 31, 2018. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission (the “SEC”), we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

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

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The board of directors and executive officers of Cision are as follows:

Name	Age	Position

Kevin Akeroyd	50	President, Chief Executive Officer and Director
Jack Pearlstein	55	Executive Vice President and Chief Financial Officer
Yujie Chen	48	President, Asia-Pacific
Robert Coppola	48	Chief Information Officer
Erik Huddleston	43	President, Americas
Rainer Mathes	64	President, Cision Insights
Peter Low	56	Managing Director, EMEA
Greg Spratto	46	Chief Operating Officer
Steve Solomon	55	Chief Accounting Officer
Mark M. Anderson(2)(3)	43	Director and Chairman of the Board
Philip A. Canfield(3)	51	Director
L. Dyson Dryden(1)(2)	43	Director
Mark D. Ein(1)(3)	54	Director and Vice-Chairman of the Board
Stephen P. Master(2)	35	Director
Stuart J. Yarbrough(1)	68	Director
Susan Vobejda(2)	53	Director

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

Mark D. Ein. Mr. Ein currently is currently the Chairman, Chief Executive Officer and a Director of Capitol Investment Corp. IV, a blank check company formed for the purpose of effecting a business combination with another company. Mr. Ein is an investor, entrepreneur and philanthropist, who has created, acquired, invested in and built a series of growth companies across a diverse set of industries over the course of his 25-year career. From July 2015 until June 2017, Mr. Ein was the Chairman of the Board, Chief Executive Officer, and a Director of Capitol III Acquisition Corp. III. Since the closing of the business combination, Mr. Ein has continued to serve as a director of Capitol Acquisition Corp. III (now known as Cision Ltd.). From August 2010 to July 2015, Mr. Ein was the Chairman of the Board, Chief Executive Officer, Treasurer and Secretary of Capitol II. Capitol II completed its business combination with Lindblad Expeditions, Inc. in July 2015. Since the closing of the business combination, Mr. Ein has continued to serve as the Chairman of the Board of Capitol II (and now post-merger Lindblad Expeditions Holdings, Inc.). From June 2007 to October 2009, Mr. Ein was the Chief Executive Officer and Director of Capitol I. Capitol I completed its business combination with Two Harbors Investment Corp., a Maryland real estate investment trust, in October 2009. From October 2009 to May 2015, Mr. Ein served as the Non-Executive Vice Chairman of Two Harbor’s board of directors. Mr. Ein is the Founder of Venturehouse Group, LLC, a holding company that creates, invests in and builds companies, and has served as its Chairman and Chief Executive Officer since 1999. Venturehouse’s portfolio includes or has included the seed investment in Matrics Technologies in August 2000 (sold to Symbol Technologies in September 2004), the lead investment in the buyout of Cibernet Corporation from the CTIA in March 2003 (sold to MACH S.à.r.l. in April 2007), the acquisition of VSGi from Net2000 Communications, and an early investment in XM Satellite Radio. He has also been the President of Leland Investments Inc., a private investment firm, since 2005. Mr. Ein is Co-Chairman of Kastle Holding Company LLC, which through its subsidiaries conducts the business of Kastle Systems, LLC, a provider of building and office security systems that was acquired in January 2007. An entity owned by Mr. Ein is also the majority owner and managing member of Kastle Holding Company LLC. In 2008, Mr. Ein founded and is the owner of the Washington Kastles, the World Team Tennis franchise in Washington, D.C., that has won the league championship six times in its nine years in the league. In March, 2017, Mr. Ein led the acquisition of World TeamTennis LLC, the professional team tennis league of which the Washington Kastles are a franchisee, from Billie Jean King and is now its Chairman. Previously in his career, Mr. Ein worked for The Carlyle Group, Brentwood Associates, and Goldman, Sachs& Co. Mr. Ein is the Chairman of the Board of VSGi, a provider of videoconferencing services. Mr. Ein is also the Chairman of the Board of the District of Columbia Public Education Fund and Vice President of the board of directors of the United States Tennis Association and a member of the boards of the District of Columbia College Access Program (DC-CAP) and the International Tennis Hall of Fame. He was appointed by Mayor Vincent Gray to be a member of the D.C. Tax Revision Commission and also serves on the Executive Committee of the Federal City Council. Mr. Ein received a B.S. in Economics with a concentration in Finance from the University of Pennsylvania’s Wharton School of Finance and an M.B.A. from the Harvard Business School.

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

Susan Vobejda. Ms. Vobjeda currently serves as Chief Marketing Officer at The Trade Desk, a global advertising technology company. Prior to joining The Trade Desk in November 2017, she served as executive vice president and chief marketing officer of Tory Burch from 2015 to 2017. She previously held marketing leadership positions with Bloomberg, Yahoo!, Gap and Walmart. Ms. Vobejda holds a B.A. in Economics from Carleton College and an M.B.A. from Harvard Business School.

We determined that Ms. Vobejda’s extensive experience in digital marketing and communications qualifies her to serve as a director on Cision’s board of directors.

Board Designees

The board is comprised of eight persons, including Messrs. Ein and Dryden and three persons designated by Cision Owner. Messrs. Anderson, Canfield and Master have been designated by Cision Owner as its three designees under that certain director nomination agreement, dated as of June 29, 2017, by and among us, Cision Owner and certain investment vehicles affiliated with GTCR LLC (the “Nominating Agreement”).

Family Relationships

There are no family relationships between any of Cision’s executive officers and directors or director nominees.

Classified Board of Directors

The directors are divided into three (3) classes designated as Class I, Class II and Class III. At the 2019 annual general meeting of shareholders, the term of office of the Class II directors shall expire and Class II directors shall be elected for a full term of three (3) years. At the 2020 annual general meeting of shareholders, the term of office of the Class III directors shall expire and Class III directors shall be elected for a full term of three (3) years. At the 2021 annual general meeting of shareholders, the term of office of the Class I directors shall expire and Class I directors shall be elected for a full term of three (3) years. At each succeeding annual general meeting of shareholders, directors shall be elected for a full term of three (3) years to succeed the directors of the class whose terms expire at such annual general meeting.

Our directors are divided among the three classes as follows, in each case, until their successors are elected and qualified:

•	Dyson Dryden and Stephen P. Master are Class I directors serving until the general meeting of shareholders to be held in 2021;

•	Stuart J. Yarbrough, Susan Vobejda and Kevin Akeroyd are Class II directors serving until the general meeting to be held in 2019; and

•	Mark D. Ein, Mark M. Anderson and Philip A. Canfield are Class III directors serving until the general meeting to be held in 2020.

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

Audit Committee Information

Cision has established an audit committee comprised of independent directors. The audit committee consists of Stuart J. Yarbrough, Mark D. Ein and L. Dyson Dryden. Each member of the audit committee is independent under the applicable listing standards. The audit committee has a written charter. The purpose of the audit committee is, among other things, to appoint, retain, set compensation of, and supervise Cision’s independent accountants, review the results and scope of the audit and other accounting related services, review Cision’s accounting practices and systems of internal accounting and disclosure controls and oversee our risk management process.

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

Corporate Governance and Nominating Committee Information

Cision has established a corporate governance and nominating committee of the board of directors comprised of Mark M. Anderson, L. Dyson Dryden, Stephen P. Master and Susan Vobedja. Each member of the corporate governance and nominating committee is independent under the applicable listing standards. The corporate governance and nominating committee has a written charter. The corporate governance and nominating committee is responsible for overseeing the selection of persons to be nominated to serve on Cision’s board of directors.

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

Compensation Committee Information

The board of directors of Cision has established a compensation committee consisting of independent directors. The Compensation Committee consists of Mark M. Anderson, Philip A. Canfield and Mark D. Ein. The compensation committee has a written charter. The purpose of the compensation committee is to review and approve compensation paid to Cision’s officers and directors and to administer Cision’s incentive compensation plans, including authority to make and modify awards under such plans.

Any award made to an individual subject to the requirements of Section 16 of the Exchange Act must be approved by a committee of two or more members of the board who are “nonemployee directors” as defined in Rule 16b-3(d)(1) under the Exchange Act.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires all directors and certain executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC within specified due dates reports of ownership and reports of changes of ownership of our ordinary shares and our other equity securities. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on reports and written representations furnished to us by these persons, we believe that all directors and relevant executive officers complied with these filing requirements during 2018.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis reviews our business performance for the year ended December 31, 2018 and the annual compensation of our named executive officers (“Named Executive Officers” or “NEOs”) based on their level of achievement against the business performance targets determined by the Compensation Committee of our board of directors (the “Compensation Committee”). It also provides an overview and analysis of our compensation programs and policies, material compensation decisions made during the year under those programs and policies, and the material factors considered in making those decisions. Our compensation programs are objective and performance-based, and we have adopted practices that we believe discourage excessive risk taking by management that could potentially harm shareholders. Our executive officers have a compensation program that includes a competitive base salary, an annual cash incentive tied to pre-established financial goals, and long-term equity incentives tied in part to pre-established financial goals that are collectively aimed to motivate and retain executives while driving the long-term performance of Cision.

During the year ended December 31, 2018, our NEOs were:

•	Kevin Akeroyd, our Chief Executive Officer
•	Jack Pearlstein, our Chief Financial Officer
•	Jason Edelboim, our former President, Americas
•	Dr. Rainer Mathes, our President, Insights
•	Abe Smith, our former President, EMEA

During January 2019, Mr. Edelboim’s employment as President, Americas and Mr. Smith’s employment as President, EMEA, concluded. Messrs. Akeroyd, Pearlstein and Mathes are sometimes referred to in this Compensation Discussion and Analysis as the “Continuing Named Executive Officers.”

Executive Summary

We had a strong year in 2018, during which we achieved significant financial, operational and strategic results. We completed the integration of CEDROM-SNi, which we acquired in December 2017, and the integration of Prime Research, Inc., which we acquired in January 2018. We believe the integration of these two acquisitions strengthens our software and services offering, extends our geographical presence and benefits our customers. During the year ended December 31, 2018, we achieved the following financial results (in millions of dollars):

	2018	2017	% Change
Revenue	$730.4	$631.6	15.6%
Adjusted EBITDA	$255.2	$225.5	13.2%
Attribution Bookings (Annualized Contract Value)	$1.6	$0.1	1,500%

On a pro forma basis, after adjusting for acquisitions and the impact of fluctuations in exchange rates, our 2018 revenues increased approximately 2.0%. On a pro forma basis, after adjusting for acquisitions and the impact of fluctuations in exchange rates, our 2018 Adjusted EBITDA increased 13.2%. Adjusted EBITDA is a non-GAAP measure. For more information on our use of Adjusted EBITDA and other non-GAAP measures, see the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” contained in Item 7 of the Original Filing. Attribution bookings refers to the revenue associated with attribution contracts we obtain in a particular year. In 2018, we secured attribution contracts with an annualized contract value of $1.6 million.

We made continuing strides towards our strategic initiatives focusing on technology and products, our customers, and our people, which will help us continue to deliver against our financial goals in the long term. There is solid momentum in the business exiting 2018. We are confident that we are well-positioned to sustain this level of growth over the coming years as we look to advance our financial, operational and strategic goals.

Our Compensation Philosophy and Our 2018 Executive Compensation Program

Our compensation policies and philosophies are designed to align executive compensation with our business objectives and the creation of shareholder value, while also enabling us to attract, motivate and retain individuals who contribute to our long-term success. We believe our executive compensation program must be competitive in order to attract and retain executive officers. We seek to implement compensation policies and philosophies that directly link our executive officers’ variable cash compensation to company performance objectives, and by providing long-term incentive compensation in the form of time-based equity awards.

Our executive compensation program for 2018 was geared towards driving long-term, sustainable business performance. We believe our executive compensation program should:

•	be consistent with both our short-term financial goals and our long-term business objectives and strategy;

•	drive accountability and transparency and align executive compensation with shareholder interests;

•	be designed to attract, retain and motivate top talent;

•	apply consistently to executives around the globe, with appropriate adjustments for local financial goals, business objectives and strategy;

•	provide long-term incentives that align executive and shareholder interests and promote shareholder return;

•	promote a pay-for-performance culture that is incentivized to achieve business performance that will sustain growth across Cision; and

•	ensure that our incentive plans do not encourage undue risk taking while also avoiding undue complexity.

With these guiding principles, we operationalized the executive compensation program for 2018 as follows:

•	the program reasonably balances fixed versus variable pay and short-term versus long-term incentives;

•	all incentive awards have specific, financial-based metrics that directly support our near-term and long-term business objectives;

•	the performance metrics used for 2018 annual non-equity incentive awards consisted of Revenue, Adjusted EBITDA, and Attribution Bookings;

•	the metrics used for 2018 performance-based equity incentive awards consisted of Revenue and Adjusted EBITDA, and such awards were granted in the form of performance-based options and restricted stock units;

•	long-term equity incentives were granted in the form of options and restricted stock units (“RSUs”) with time-based vesting;

•	all performance-based incentive awards are subject to (a) threshold levels of performance below which no incentives are paid and (b) performance caps above which no additional incentives are paid; and

•	benefits are provided as part of a competitive and cost-effective overall remuneration package.

How Compensation Decisions Are Made

The Compensation Committee makes individual compensation determinations for executive officers based on a number of factors, including the nature and scope of each executive officer’s duties, individual experience and performance, internal pay positioning, and the pay levels for executive officers in similar positions within our peer group of companies.

The Compensation Committee also considers the individual elements of compensation for each executive officer against the peer group described below, which consists of fourteen CRM, marketing software, and information services and data companies. Our peer group was developed in coordination with our compensation consultant. For 2018, our peer group consisted of the following companies:

• Acxiom • Blackbaud • CoStar Group • Dun & Bradstreet • Ebix • Factset Research • Fair Issac • Five 9	• Gartner • NIC • Paylocity • Progress Software • Web.com Group • Zendesk

Our Compensation Committee decided to include companies in our peer group based on one or more of the following factors:

•	The company closely matches Cision’s product mix, size and specific industries.

•	The company is one against which analysts and shareholders compare our financial performance.

•	The company is one against which we compete to recruit new talent and retain our existing talent across our business lines.

During the year, the Compensation Committee had numerous discussions about the appropriate peer group of companies for Cision due to our increasingly global and diverse business. The Compensation Committee reviewed the peer group of companies relative to key competitors, industry and size factors, such as revenue, EBITDA, enterprise value, and market capitalization, and noted certain outliers in the peer group of companies when compared to Cision’s enterprise value. The Compensation Committee believes this peer group of companies appropriately reflects the companies against which our financial performance should be measured and with which the Company competes for executive talent, as it includes firms that (i) provide broad industry information and analytics; (ii) provide software, managed services and professional services; and (iii) have a median enterprise value of $3.8 billion, positioning Cision at the 47th percentile of the peer group of companies with an enterprise value of $2.9 billion as of April 20, 2018 (the measurement date used in the consultant’s report to the Compensation Committee).

Role of Management

At the Compensation Committee’s request, our management provides the Compensation Committee with information, analyses, and specific recommendations regarding our executive compensation program and policies and assists the Compensation Committee in carrying out its responsibilities. Management also meets regularly with the Compensation Committee to provide the committee with updates. While the Compensation Committee considers the recommendations of the Chief Executive Officer regarding executive officer compensation levels (other than with respect to his own compensation), the Compensation Committee ultimately makes all decisions relating to executive officer compensation.

Role of the Compensation Committee

The Compensation Committee, which is currently composed of three independent directors, is responsible for the compensation of the executive officers. This means that the Compensation Committee sets base salaries and short-term and long-term incentive targets and approves the individual compensation elements for each executive officer.

In consultation with Frederic W. Cook, the Compensation Committee’s independent compensation consultant (“F.W. Cook”), and Company management, the Compensation Committee actively oversees the design process of our incentive compensation programs and provides the final approval of incentive programs and quantitative performance metrics. The Compensation Committee establishes target compensation and performance goals for the executive officers and determines annual incentive payments for the prior year, based upon a review of the performance achieved. As the Compensation Committee makes its decisions, it considers financial results in the most recent year, analysis against the compensation peer group of companies, feedback from shareholders, and input from F.W. Cook. The Compensation Committee reviews and approves compensation with a view to supporting our long-term plans, achieving superior annual and long-term financial results and making continued progress on our long-term strategic objectives.

Role of Independent Compensation Consultant

In 2018, the Compensation Committee engaged F.W. Cook as its independent executive compensation advisor to provide guidance on executive compensation and related governance matters. In choosing F.W. Cook, the Compensation Committee sought a credible leader in the executive compensation field with diversified industry experience and expertise working with companies like Cision that are actively engaged in mergers and acquisitions and are frequently faced with the challenge of harmonizing compensation plans and philosophies across recently acquired businesses. During 2018, F.W. Cook advised the Compensation Committee on the composition of the peer group of companies, provided a competitive review of executive compensation relative to our peer group of companies, provided an assessment of independent director compensation, conducted a risk assessment of our compensation programs, reviewed our share usage and dilution relative to our peer group of companies, and assisted with other executive compensation and governance matters that arose during the course of the year. While the Compensation Committee considers the recommendations of F.W. Cook, the Compensation Committee ultimately makes all decisions relating to executive officer compensation.

Compensation and Risk

The Compensation Committee considered the balance between appropriately motivating executives and employees and ensuring that our compensation program does not encourage excessive risk-taking. The Compensation Committee, with the assistance of F.W. Cook, annually reviews and assesses the risks arising from our compensation policies and practices. The Compensation Committee believes that the balance between our cash and equity incentives, selection of performance measures, and other governance practices, such as our anti-hedging/pledging policy, incentive compensation recoupment policy, and sound internal controls over financial reporting to ensure that performance-based compensation is earned on the basis of accurate financial data, all help ensure that our compensation plans and practices do not create risks that are reasonably likely to have a material adverse effect on Cision.

Accounting and Tax Treatment

The Compensation Committee considers the anticipated accounting and tax treatment to Cision and to the executive officers as part of its decision-making process. From an accounting perspective, the Compensation Committee’s preference is that there are no significant negative accounting implications due to the design of the compensation program. Our compensation programs are designed with Sections 409A and 457A of the U.S. Internal Revenue Code in mind, with the intent to avoid adverse tax consequences for our executive officers.

Components of Compensation

In 2018, the compensation for each of our NEOs consisted of the following elements:

Pay Element	Pay Philosophy	Components	Performance Element
Base Salary	Competitive level of fixed pay to recognize individual’s role, expertise, experience, and responsibilities; base salary level takes account of the individual contribution and performance against our strategy	Cash-base salary is paid in installments during the year	Evaluated annually Individual performance considered when assessing individual pay level To ensure pay equity, we regularly assess pay against role, scope and responsibilities

Annual Cash Incentive for the Chief Executive Officer and the Chief Financial Officer	Annual incentive target aimed to motivate and reward the achievement of specific annual objectives linked to our strategy and financial goals; it provides annual recognition of superior operational and financial performance

Cash payout opportunity of 0% percent to 150% percent of target

Performance above the minimum threshold results in a bonus payout equivalent to a percentage of target, but no bonus is payable for performance that does not meet the minimum threshold

Targets are adjusted for foreign exchange fluctuations, acquisitions and divestitures

Revenue (30% weighting); Revenue target of $744 million; 50% payout at $729 million up to 150% payout at $769 million

EBITDA Margin (25% weighting); EBITDA Margin target of 35.2%; 50% payout at 34.0%; payout capped at 100%

EBITDA (25% weighting); EBITDA target of $262 million; 50% payout at $253 million up to 150% payout at $271 million

Attribution Bookings (20% weighting); Attribution Bookings target of $2.8 million in annual contract value; payout capped at 100%

Pay Element	Pay Philosophy	Components	Performance Element
Annual Cash Incentive for the President, Americas, President EMEA, and President, Insights	Annual incentive target aimed to motivate and reward the achievement of specific annual objectives linked to our strategy and financial goals; it provides annual recognition of superior operational and financial performance

Cash payout opportunity of 0% percent to 110% percent of target

Performance above the minimum threshold results in a bonus payout equivalent to a percentage of target, but no bonus is payable for performance that does not meet the minimum threshold

Targets are adjusted for foreign exchange fluctuations, acquisitions and divestitures

Revenue 45% weighting, with Corporate weighted 5% and applicable region or sub-service weighted 40%; Corporate Revenue target of $744 million; Americas Revenue Target of $463 million; EMEA Revenue Target of $181 million; Insights Revenue Target of $120 million; payouts between 0% and 110%.

Corporate EBITDA weighted 5%; target of $262 million; President, Americas and President, EMEA: applicable region EBITDA weighted 40%; Americas EBITDA target of $169 million; EMEA EBITDA target of $47 million; President, Insights: Insights Estimated EBITDA target of $41 million; payouts between 0% and 110%.

Management discretionary component 10% weighting

Time-Based Equity Incentive	Long-term incentive target aimed to support long-term strategy and alignment with shareholders by tying a significant portion of total pay to long-term financial and share price performance	Grants are made in the form of 75% options and 25% restricted stock units	4-year vesting, 25% on each of the first four anniversaries of the grant date

Performance-Based Equity Incentive	Short-term incentive target aimed to support achievement of near-term financial goals and objectives and alignment with shareholders by tying a significant portion of total pay to near-term Company financial and share price performance	Performance-based grants in the form of 75% options and 25% restricted stock units Targets are adjusted for foreign exchange fluctuations, acquisitions and divestitures	Performance vesting is 50% for achievement of revenue target and 50% for achievement of EBITDA target; Revenue target of $734 million and EBITDA target of $256 million

Benefits	Provided as part of a competitive and cost-effective overall remuneration package	Medical insurance Life insurance 401(k) plan (or other type of pension scheme) and matching contributions	The cost of providing such benefits may vary from year to year, reflecting the cost to the business

Base Salary

The Named Executive Officers receive a base salary to compensate them for services rendered to our company. The base salary payable to each Named Executive Officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, position and responsibilities.

Based on their review and analysis of base salaries of CEOs and CFOs in Cision’s peer group, our compensation consultant determined that Mr. Akeroyd’s and Mr. Pearlstein’s salaries were not market competitive. In consultation with the compensation consultant, the Compensation Committee increased Mr. Akeroyd’s base salary from $450,000 to $625,000 and increased Mr. Pearlstein’s base salary from $350,000 to $400,000. Pursuant to their review of the compensation consultant’s peer analysis of executives that report directly to the Chief Executive Officer, the individual executive’s skill set, experience, position and responsibilities, the Compensation Committee increased Mr. Edelboim’s base salary from $315,000 to $365,000. Dr. Mathes and Mr. Smith did not receive base salary increases during 2018.

Annual Cash Incentive Bonuses

Pursuant to the terms of their employment agreements, our Named Executive Officers are eligible to receive cash bonuses based on their performance and the performance of Cision and its subsidiaries. The board sets performance targets at the beginning of each fiscal year and communicates these targets to our Named Executive Officers. Each Named Executive Officer’s performance bonus for the year ended December 31, 2018 was determined based on the achievement of corporate revenue goals, corporate EBITDA goals, and corporate Attribution Bookings, or the achievement of corporate revenue goals, corporate EBITDA goals, business/regional revenue goals, and business/regional EBITDA goals, in each case as detailed above. We refer to metrics that are based Cision’s overall business as “corporate” and metrics that are based on a specific geographic region or sub-service as “regional” or “sub-service,” respectively. Our annual cash incentive bonuses are aimed to motivate and reward the achievement of specific annual objectives linked to our strategy and financial goals and provide annual recognition of superior operational and financial performance.

Pursuant to their review of the compensation consultant’s peer analysis of our NEOs, the individual executive’s skill set, experience, position and responsibilities, the Compensation Committee determined that Mr. Akeroyd’s cash incentive target should be equal to 100% of his base salary, and Messrs. Pearlstein’s, Edelboim’s, Mathes’ and Smith’s cash incentive target should each be equal to 50% of such individual’s base salary.

 Time-Based Equity Awards

The Named Executive Officers are granted time-based equity awards that are intended to provide a long-term incentive target aimed to support our long-term strategy and ensure alignment with shareholders by tying a significant portion of total pay to long-term Company financial goals and share price performance. Time-based equity awards were granted in the form of 75% options and 25% restricted stock units. Time-based equity awards vest over 4 years, in equal annual instalments of 25% on each of the first four anniversaries of the grant date.

Pursuant to their review of the compensation consultant’s peer analysis of our NEOs, the individual executive’s skill set, experience, position and responsibilities, the Compensation Committee made the following grants of time-based equity awards:

NEO	Options(1)	Restricted Stock Units
Akeroyd	108,750	36,250
Pearlstein	114,375	38,125
Edelboim	33,750	11,250
Smith	20,625	6,875
Mathes	39,375	13,125

(1) All options were granted with a strike price of $15.07 per share.

Performance-Based Equity Awards

The Named Executive Officers are granted performance-based equity awards that are intended to provide a short-term incentive target aimed at supporting achievement of near-term financial goals and objectives and alignment with shareholders by tying a significant portion of total pay to near-term Company financial and share price performance. Performance-based equity awards were granted in the form of 75% options and 25% restricted stock units. Performance-based equity awards vest 50% for achievement of the revenue target and 50% for the achievement of the EBITDA target. The 2018 targets established by the Compensation Committee were $734 million for Revenue and $256 million for EBITDA.

Pursuant to their review of the compensation consultant’s peer analysis of our NEOs, the individual executive’s skill set, experience, position and responsibilities, the Compensation Committee made the following grants of performance-based equity awards:

NEO	Options(1)	Restricted Stock Units
Akeroyd	108,750	36,250
Pearlstein	114,375	38,125
Edelboim	33,750	11,250
Smith	20,625	6,875
Mathes	39,375	13,125

(1) All options were granted with a strike price of $15.07 per share.

Benefits and Perquisites

We provide our NEOs with life and medical insurance, and other benefits generally available to all employees. We maintain a tax-qualified defined contribution plan meeting the requirements of Section 401(k) of the Internal Revenue Code, commonly called a 401(k) plan, for substantially all of our U.S. employees through Fidelity. The 401(k) plan is available on the same terms to all of our U.S. employees, including the Named Executive Officers. Each participant can elect to contribute from 0% to 100% of his or her base salary to the 401(k) plan, subject to Internal Revenue Service and ERISA limitations. We also make matching 401(k) contributions up to a specified portion of each employee’s salary. The deferred amount is invested in accordance with the election of the participant in a variety of investment choices. Cision sponsors retirement schemes for all international employees that vary based upon their country of employment.

We believe that perquisites should be kept to a minimum. Of our NEOs, only Dr. Mathes and Mr. Smith received perquisites exceeding $10,000.

Post-Termination Benefits

Our NEOs are generally entitled to severance and certain post-termination benefits pursuant to their employment contracts with us.

Target Setting Process

The performance measures we currently use in our cash incentive and equity incentive plans are all financial. Our performance management process, which we use throughout Cision, assesses executive officers against both financial and non-financial objectives. The executive officers’ performance against their individual objectives ultimately supports our financial performance, so we believe it is appropriate that financial measures remain the key incentive plan measures. These seek to ensure that the executive officers deliver the underlying financial performance of the business, whilst clearly aligning with the interests of shareholders. For all elements of our incentive programs, we take a number of factors into account when setting targets, including both internal and external expectations. These include analyst earnings estimates, competitors’ earnings estimates, wider economic expectations, the latest internal projections for the current year, the budget, and the strategic plan. Prior to finalizing the targets, the Compensation Committee undertakes a rigorous exercise at multiple meetings over the course of the year to review and consider the targets to ensure that they are appropriate in the context of expected performance and are a sufficient stretch in our performance based on the factors taken into account. Targets are structured as a sliding scale, with maximum awards only payable for the achievement of significant levels of performance.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included in this Amendment with management and, based on that review and discussion, recommended to the Board that it be included in this Amendment.

This report is submitted by the members of the Compensation Committee that served on the Compensation Committee during the year ended December 31, 2018, and that participated in the review, discussion and analysis with respect to the Compensation Discussion and Analysis included in this Amendment.

Mark M. Anderson

Philip A. Canfield

Mark D. Ein

Executive Compensation Tables

Summary Compensation Table

The following table presents summary information regarding the total compensation for the years ended December 31, 2018, 2017 and 2016 for the Named Executive Officers.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(1)		Non equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Kevin Akeroyd,	2018	$537,500		—		$2,504,631		$416,875	$17,869	(2)	$3,476,875
Chief Executive Officer	2017	$475,000		—		—		$311,838	$9,628		$796,460
	2016	$197,954	(3)	$370,000	(4)	$3,478,790	(5)	$98,959	—		$4,145,703

Jack Pearlstein, Chief Financial Officer	2018	$370,833		—		$2,634,181		$266,800	$1,690		$3,273,505

Jason Edelboim, President, Americas	2018	$365,000		—		$777,299		—	$10,449	(6)	$1,415,248
	2017	$315,000		$680,912		$528,449		$103,477	$5,861		$1,633,699

Dr. Rainer Mathes, President, Insights	2018	$375,987		—		$906,849		$165,631	$75,400	(7)	$1,523,867

Abe Smith, President, EMEA	2018	$350,000		—		$475,016		$125,000	$180,161	(8)	$1,139,877

(1)	Represents the grant date fair value of such awards as determined in accordance with ASC Topic 718. For a discussion of the assumptions underlying these amounts, see Note 7 to our audited financial statements for the year ended December 31, 2018 included in the Original Filing.

(2)	Includes $9,188 in matching 401k contributions and $690 in group term life insurance contributions.

(3)	Represents salary from August 1, 2016, Mr. Akeroyd’s start date, to December 31, 2016.

(4)	Represents a one-time cash signing bonus paid to Mr. Akeroyd.

(5)	Consists of (i) 3,091,679 Class C Units with a grant date fair market value of $ 3,108,790 and (ii) 3,700 Class A Units with a grant date fair market value of $370,000 included as part of Mr. Akeroyd’s signing bonus.

(6)	Includes $1,217 in matching 401k contributions and $300 in group term life insurance contributions.

(7)	Consists of $4,538 in matching 401k contributions, $9,850 paid for private healthcare coverage and $61,012 in payments for employer-provided automobile.

(8)	Consists of $9,250 in matching 401k contributions, $450 in life insurance contributions, $12,543 paid for private healthcare coverage, $13,390 for personal travel expenses, $14,188 in tax equalization payments and $130,340[1] for tuition and education expense reimbursement for Mr. Smith’s children (including additional tax equalization payments of approximately $40,340).

Grants of Plan-Based Awards

Annual Cash Incentive Payments

The following table sets forth the potential annual cash incentive payments to our Named Executive Officers for the year ended December 31, 2018. The actual amounts paid to such officers are set forth above in the “Non equity Incentive Plan Compensation” column of the Summary Compensation Table.

	Estimated Possible Payouts
NEO	Threshold		Target	Maximum
Kevin Akeroyd	$312,500		$625,000	$796,875
Jack Pearlstein	$200,000		$400,000	$510,000
Abe Smith	—		$250,000	$275,000
Jason Edelboim	—		$182,500	$200,750
Rainer Mathes	$93,051	(1)	$186,102	$204,712

(1) Our employee arrangements with Dr. Mathes provided that he was entitled to a minimum bonus of 50% of his target for the fiscal year ended December 31, 2018.

Time-Based Equity Awards

The following time-based equity awards were granted to our Named Executive Officers under the 2017 Omnibus Incentive Plan during the fiscal year ended December 31, 2018.

NEO	Grant Date	All other stock awards: Number of shares of stock or units (#)	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards ($)(1)
Kevin Akeroyd	7/30/2018		108,750	$15.07	$706,028
	7/30/2018	36,250			$546,288

Jack Pearlstein	7/30/2018		114,375	$15.07	$742,547
	7/30/2018	38,125			$574,544

Abe Smith	7/30/2018		20,625	$15.07	$133,902
	7/30/2018	6,875			$103,606

Jason Edelboim	7/30/2018		33,750	$15.07	$219,112
	7/30/2018	11,250			$169,538

Rainer Mathes	7/30/2018		39,375	$15.07	$255,631
	7/30/2018	13,125			$197,794

(1)	The fair value of RSUs granted on July 30, 2018 was $15.07, the closing market price of our ordinary shares on such date. The fair value of options granted on July 30, 2018 was $6.49 per option.

Performance-Based Equity Awards

The following performance-based equity awards were granted to our NEOs under the 2017 Omnibus Incentive Plan during the fiscal year ended December 31, 2018. Because our 2018 EBITDA and Revenue failed to satisfy the applicable vesting criteria, all of the performance-vesting awards described below were forfeited for no consideration.

NEO	Grant Date	All other stock awards: Number of shares of stock or units (#)	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards ($)(1)
Kevin Akeroyd	7/30/2018		108,750	$15.07	$706,028
	7/30/2018	36,250			$546,288

Jack Pearlstein	7/30/2018		114,375	$15.07	$742,547
	7/30/2018	38,125			$574,544

Abe Smith	7/30/2018		20,625	$15.07	$133,902
	7/30/2018	6,875			$103,606

Jason Edelboim	7/30/2018		33,750	$15.07	$219,112
	7/30/2018	11,250			$169,538

Rainer Mathes	7/30/2018		39,375	$15.07	$255,631
	7/30/2018	13,125			$197,794

(1)	The fair value of RSUs granted on July 30, 2018 was $15.07, the closing market price of our ordinary shares on such date. The fair value of options granted on July 30, 2018 was $6.49 per option.

Outstanding Equity Awards At Fiscal Year End – Interests in Cision Owner

The following table summarizes, for each of the NEOs, the number of Class C Units of Cision Owner held as of December 31, 2018.

NEO	# Shares or Units of Stock that have not vested (#)(1)		Market Value # Share or Units of Stock that have not vested ($)(2)
Kevin Akeroyd	1,159,380	(3)	$2,510,648
Jack Pearlstein	—		—
Abe Smith	—		—
Jason Edelboim	112,500	(4)	$90,935
Rainer Mathes	—		—

(1)	Represents unvested Class C Units of Cision Owner.

(2)	There is no established public trading market for the Class C Units of Cision Owner. The estimated value of the Class C Units at December 31, 2018 was $2.17 per unit for the Class C Units held by Mr. Akeroyd (which have a participation threshold of $3.09 per unit) and $0.81 per unit for Class C Units held by Mr. Edelboim (which have a participation threshold of $4.25 per unit). These amounts are based on a valuation analysis of the Fair Market Value of such units excluding any minority share discount. These values may not reflect the value actually realized by the Named Executive Officers upon vesting.

(3)	Mr. Akeroyd’s Class C Units vest over a four-year period at quarterly intervals beginning on September 30, 2016.

(4)	Mr. Edelboim’s Class C Units vest over a four-year period at quarterly intervals beginning on June 30, 2017.

Outstanding Equity Awards At Fiscal Year End – Cision Ltd. Equity Awards

The following table summarizes, for each of the Named Executive Officers, the number of Cision Ltd. equity awards held as of December 31, 2018. The amounts shown below exclude performance-based options and restricted stock units which were forfeited on December 31, 2018 due to the failure of such awards to satisfy the applicable performance vesting criteria.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested ($)
Kevin Akeroyd	—	108,750	(1)	$15.07	7/29/2028	36,250	(2)	$424,125	(4)

Jack Pearlstein	—	114,375	(1)	$15.07	7/29/2028	38,125	(2)	$446,063	(4)

Abe Smith	—	20,625	(1)	$15.07	7/29/2028	6,875	(2)	$80,438	(4)

Jason Edelboim	20,625	61,875	(3)	$12.78	9/22/2027	11,250	(2)	$131,625	(4)
		33,750	(1)	$15.07	7/29/2028

Rainer Mathes	—	39,375	(1)	$15.07	7/29/2028	13,125	(2)	$153,563	(4)

(1)	Options become exercisable in four equal annual installments beginning July 30, 2019.

(2)	Restricted stock units vest in four equal annual installments beginning July 30, 2019.

(3)	Remaining unexercisable options become exercisable in three equal annual installments beginning August 31, 2019.

(4)	Market value calculated using $11.70 per share, the closing share price of Cision, Ltd. common shares as of December 31, 2018.

Option Exercises and Stock Vested – Interests in Cision Owner

Name	Number of Shares Acquired on Vesting(1)	Value Realized on Vesting(2)
Kevin Akeroyd	772,970	$1,677,345
Jack Pearlstein	130,769	$283,769
Abe Smith	—	—
Jason Edelboim	56,250	$122,063
Rainer Mathes	—	—

(1)	Represents Class C Units of Cision Owner.

(2)	There is no established public trading market for the Class C Units of Cision Owner. The value of the Class C Units at December 31, 2018 was $2.17 per Class C Unit based on a valuation analysis of the Fair Market Value of such units excluding any minority share discount. These values may not reflect the value actually realized by the Named Executive Officers upon vesting.

Option Exercises and Stock Vested – Cision Ltd. Equity Awards

None of our NEOs exercised options or held restricted stock units which vested during the year ended December 31, 2018.

Employment Agreements

Each of our Continuing Named Executive Officers is a party to an employment agreement with us or one of our subsidiaries. Mr. Akeroyd’s employment agreement is between himself and Cision US Inc. (“Cision US”). Mr. Pearlstein’s employment agreement is between himself and Cision US. Dr. Mathes has entered agreements with both Cision US and Cision Germany GmbH (“Cision Germany”), as described below. The following summary sets forth the material terms of our Continuing Named Executive Officer’s existing employment agreements, as well as the contractual arrangements which govern our relationships with Messrs. Edelboim and Smith following their respective departures from Cision in 2019.

Kevin Akeroyd

The employment agreement with Kevin Akeroyd provides that Mr. Akeroyd will serve as the Chief Executive Officer of Cision US. The term of Mr. Akeroyd’s employment commenced on August 1, 2016 and will continue until (i) Mr. Akeroyd’s resignation, death or disability or (ii) Cision terminates his employment with or without Cause. On June 29, 2017, in connection with the consummation of the Business Combination, Cision US entered into an amended employment agreement with Mr. Akeroyd in order to remove Cision Owner as a party to Mr. Akeroyd’s employment agreement. The terms of Mr. Akeroyd’s employment were not substantially modified by such amendment. Mr. Akeroyd’s base salary was raised to $625,000 in August 2018 and is subject to annual increase as approved by Cision’s board of directors.

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

Mr. Akeroyd’s employment agreement also contains provisions relating to obligations to maintain confidentiality, ownership of property developed during employment, third-party information and use of information of prior employers, as well as non-solicitation of Cision employees for a period of 12 months following termination of employment.

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

Jack Pearlstein

The employment agreement with Jack Pearlstein provides that Mr. Pearlstein will serve as the Chief Financial Officer of Cision US. The term of Mr. Pearlstein’s employment commenced on May 30, 2014 and will continue until (i) Mr. Pearlstein’s resignation, death or disability or (ii) Cision US terminates his employment with or without Cause. On June 29, 2017, in connection with the consummation of the Business Combination, Cision US entered into an amended employment agreement with Mr. Pearlstein in order to remove Cision Owner as a party to Mr. Pearlstein’s employment agreement. The terms of Mr. Pearlstein’s employment were not substantially modified by such amendment. Mr. Pearlstein’s base salary is currently fixed at $400,000 per year and is subject to annual increase as approved by Cision US’s board of directors.

Subject to continued employment, Mr. Pearlstein will be eligible to receive an annual bonus in an amount up to 50% of his base salary, as determined by Cision US’s board of directors based upon Mr. Pearlstein’s performance and the performance of Cision, Cision US and the other subsidiaries of Cision relative to financial, operating and other objectives mutually agreed upon by Cision’s board of directors and Mr. Pearlstein. In addition, Mr. Pearlstein is entitled to such other benefits as are approved by Cision’s board of directors and made generally available to all senior management of Cision and Cision US.

If Mr. Pearlstein’s employment is terminated for any reason, Mr. Pearlstein is entitled to receive:

•	any earned but unpaid portion of his base salary through the date of such termination, subject to withholding and other appropriate deductions;

•	reimbursement for expenses accrued during employment, subject to and in accordance with, Cision US’s expense reimbursement policy;

•	any earned but unpaid annual bonus relating to any prior period; and

•	any vested benefits (including vacation) accrued through the date of such termination in accordance with applicable law or the governing agreement, plan or policy rules (together, the “Pearlstein Accrued Obligations”).

If Mr. Pearlstein’s employment is terminated by resignation with Good Reason or by Cision’s board of directors without Cause, then, in addition to the Pearlstein Accrued Obligations, during the 18-month period commencing on the date of termination (the “Pearlstein Severance Period”), (x) Cision US shall pay to Mr. Pearlstein an aggregate amount equal to 150% of his annual base salary, and (y) Cision US shall pay the premiums for Mr. Pearlstein’s continued coverage under Cision US’s health benefit plan during the Pearlstein Severance Period (subject to certain limitations).

Mr. Pearlstein’s employment agreement also contains provisions relating to obligations to maintain confidentiality, ownership of property developed during employment, third-party information, use of information of prior employers, non-competition with Cision Ltd.’s and its respective subsidiaries’ business and non-solicitation of Cision’s and its respective subsidiaries’ employees for a period of 18 months following termination of employment.

For purposes of Mr. Pearlstein’s employment agreement:

“Cause” means (i) (a) the conviction or plea of no contest for or indictment on a felony or a crime involving moral turpitude or (b) the commission of any other act or omission involving (x) dishonesty that is reasonably likely to materially and adversely affect Cision or any of its subsidiaries or (y) fraud, in either case, with respect to Parent, Cision US or any of their respective subsidiaries or any of their customers, vendors or employees, (ii) substantial and repeated failure to perform duties of the office held by Mr. Pearlstein as reasonably and expressly directed by Cision’s board of directors, provided that Mr. Pearlstein shall have the opportunity to address Cision’s board of directors before a termination pursuant to this clause (ii) becomes effective, (iii) gross negligence or willful misconduct with respect to the Cision, Cision US or any of their respective subsidiaries or any of their customers, vendors or employees, (iv) conduct which could reasonably be expected to bring Cision, Cision US or any of their respective subsidiaries into substantial public disgrace or disrepute, (v) any breach by Mr. Pearlstein of the confidentiality or non-solicitation provisions of his agreement and/or (vi) a failure to observe Cision’s, Cision US’s or any of their respective subsidiaries’ policies or standards regarding employment practices (including, without limitation, nondiscrimination and sexual harassment policies) as approved by Cision’s board of directors from time to time.

“Good Reason” means (i) a material reduction in Mr. Pearlstein’s then effective annual base salary, (ii) a material diminution in Mr. Pearlstein’s title, (iii) the assignment of duties to Mr. Pearlstein materially inconsistent with his position or (iv) the relocation of Mr. Akeroyd’s principal office to a location which is more than 50 miles outside of the Washington, D.C. metropolitan area, in each case, without the prior written consent of Mr. Pearlstein.

Rainer Mathes

We have entered into employment arrangements with Dr. Mathes in both the United States and Germany. Both agreements provide for a salary of €157,500 per year, resulting in total annual base compensation of approximately €315,000. Dr. Mathes has two separate employment agreements because he spends roughly equal amounts of time working in the United States and Germany throughout the year.

The U.S. employment agreement with Rainer Mathes provides that Dr. Mathes will serve as the President of Cision Global Insights for Cision US. The term of Dr. Mathes’ employment commenced on January 28, 2018 and will continue until (i) Dr. Mathes’ resignation, death or disability or (ii) Cision US terminates his employment with or without Cause. Dr. Mathes’ base salary is set at approximately €157,500 per year and is subject to annual increase as approved by Cision US’s board of directors.

Subject to continued employment, Dr. Mathes will be eligible to receive an annual bonus in an amount up to €157,500, but at least 50% of the then current annual salary of Dr. Mathes, as determined by Cision US’s board of directors based upon Dr. Mathes’ performance and the performance of Cision US and its subsidiaries relative to financial, operating and other objectives set by Cision US. In addition, Dr. Mathes is entitled to such other benefits as are made generally available by Cision US to its employees as well as such other benefits as are approved by Cision US and made generally available to other employees of Cision US who are in similar roles to Dr. Mathes.

If Dr. Mathes’ employment is terminated for any reason, Dr. Mathes is entitled to receive:

•	any earned but unpaid portion of his base salary through the date of such termination, subject to withholding and other appropriate deductions;

•	reimbursement for reasonable and documented expenses accrued during employment, subject to and in accordance with, Cision US’s expense reimbursement policy;

•	any earned but unpaid annual bonus relating to any prior fiscal year; and

•	any vested benefits (including vacation, but excluding severance-type benefits) accrued through the date of such termination in accordance with applicable law or the governing agreement, plan or policy rules (together, the “Mathes Accrued Obligations”).

If Dr. Mathes’ employment is terminated by Cision without Cause, then, in addition to the Mathes Accrued Obligations, during the 6-month period commencing on the date of termination (the “Mathes Severance Period”), (x) Cision US shall pay to Dr. Mathes an aggregate amount equal to 50% of his annual base salary (the “Mathes Severance Payments”), and (y) Cision US shall have the option to extend the Mathes Severance Period for up to one additional 6-month period during which period Cision US shall continue to pay the Mathes Severance Payments to Dr. Mathes at the same annual rate (pro rated as applicable).

Dr. Mathes’ employment agreement also contains provisions relating to obligations to maintain confidentiality, ownership of property developed during employment, third-party information, use of information of prior employers, non-competition with Cision Ltd.’s and its respective subsidiaries’ business and non-solicitation of Cision Ltd.’s and its respective subsidiaries’ employees for a period of approximately 12 months following termination of employment.

For purposes of Dr. Mathes’ employment agreement:

“Cause” means (i) (a) the commission of a felony or a crime involving moral turpitude or (b) the commission of any other act or omission involving dishonesty or fraud with respect to Parent, Cision US or any of their respective subsidiaries or any of their customers, vendors or employees, (ii) substantial and repeated failure to perform duties of the office held by Dr. Mathes as reasonably directed by an executive to whom Dr. Mathes directly or indirectly reports or by Cision US (iii) gross negligence or willful misconduct with respect to Cision, Cision US or any of their respective subsidiaries or any of their customers, vendors or employees, (iv) conduct which could reasonably be expected to bring Cision, Cision US or any of their respective subsidiaries into substantial public disgrace or disrepute, (v) any breach by Dr. Mathes of the confidentiality or non-solicitation provisions of his agreement and/or (vi) a failure to observe policies or standards regarding employment practices (including, without limitation, nondiscrimination and sexual harassment policies) as approved by Cision US from time to time.

Dr. Mathes is also party to a managing director service contract with Cision Germany. The service contract provides that Dr. Mathes will serve as a managing director of Cision Germany and is entitled to an annual salary of €157,500 (which amount is in addition to amounts payable under his U.S. employment agreement). The service contract contains customary non-competition and non-solicitation provisions which remain in effect during the term of the service contract and for 12 months following termination. Dr. Mathes’ service contract is terminable upon six month’s notice, during which period Dr. Mathes may be released from his work obligations. Additionally the service contract may be terminated at any time for “important reasons”, which include the failure of Dr. Mathes to comply with certain provisions of the service contract, or the violation of the non-competition and non-solicitation provisions contained therein.

Jason Edelboim

Jason Edelboim resigned from his position with Cision on January 16, 2019. The terms of Mr. Edelboim’s separation are governed by his existing employment agreement, which is between himself and PR Newswire Association, LLC. The employment agreement provides that Mr. Edelboim will remain subject to the customary non-competition and non-solicitation provisions contained therein for a period of nine months following his departure.

Abe Smith

On January 15, 2019, Mr. Smith departed Cision and entered into a separation agreement with Cision US. The separation agreement provides that Mr. Smith will receive six month’s salary continuation, in addition to a one-time lump sum repatration payment of $105,000 (Mr. Smith relocated from the United States to the United Kingdom in 2017 in connection with his appointment as President - EMEA). The separation agreement also provides that Mr. Smith will remain subject to the customary non-competition and non-solicitation provisions contained in his original employment agreement with Cision U.S. for a period of six months following his departure.

Potential Payments Upon Termination or Change in Control

Potential Payments to Continuing Named Executive Officers

Our Continuing Named Executive Officers are eligible to receive certain severance payments and benefits under their employment and equity grant agreements in connection with a termination of employment under various circumstances and/or a change in control.

The table below provides an estimate of the value of such payments and benefits assuming that a qualifying termination of employment and, as applicable, a change in control, occurred on December 31, 2018, and assuming a share price of $11.70 per share, the closing price of the ordinary shares on such date. The actual amounts that would be paid or distributed to the Named Executive Officers as a result of one of the termination events occurring in the future will depend on factors such as the date of termination, the manner of termination and the terms of the applicable agreements in effect at such time, which could differ materially from the terms and amounts described here.

Name	Benefit	Termination Without Cause	Termination due to Death or Disability	Termination without Cause or for Good Reason Following Change in Control
Kevin Akeroyd	Base Salary Continuation	$625,000	—	$625,000
	Benefit Continuation	$11,101	—	$11,101
	Acceleration of Equity Awards	—	—	$2,510,648	(1)
	Total	$636,101	—	$3,146,749

Jack Pearlstein	Base Salary Continuation	$600,000	—	$600,000
	Benefit Continuation	$15,759	—	$15,759
	Total	$615,759	—	$615,759

Rainer Mathes	Base Salary Continuation	$186,102	—	$186,102

(1)	Represents acceleration of 1,159,380 Class C Units of Cision Owner, assuming a fair market value of $2.17 as of December 31, 2018.

Payments in Connection with Officer Departures

Two of our Named Executive Officers, Jason Edelboim and Abe Smith, departed Cision after the end of our latest fiscal year. Mr. Edelboim departed Cision on January 16, 2019 and will not be provided any continuing benefits due to his resignation from Cision consistent with the terms of his employment agreement. We entered into a separation agreement with Mr. Smith upon his departure on January 15, 2019, pursuant to which we agreed to pay Mr. Smith approximately $284,344, consisting of $175,000 in salary continuation, $105,000 in repatriation bonus and $4,344 in benefits continuation.

Director Compensation

The following table presents summary information regarding the total compensation awarded to, earned by, and paid to directors for the year ended December 31, 2018.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Total ($)
Mark M. Anderson	$42,500	$139,989	(1)(2)	$182,489
Philip A. Canfield	35,000	139,989	(1)(2)	174,989
L. Dyson Dryden	22,500	139,989	(1)	162,489
Mark D. Ein	30,000	139,989	(1)	169,989
Stephen P. Master	27,500	139,989	(1)(2)	167,489
Stuart Yarbrough	70,000	139,989	(1)	209,989
Susan Vobejda	7,500	92,057	(3)	99,557

(1)	Consists of 8,120 RSUs which vest on August 23, 2019.

(2)	Pursuant to the policies of GTCR, stock awards held by directors affiliated with GTCR are held for the benefit of GTCR-affiliated entities and each director disclaims any pecuniary interest in such securities.

(3)	Consists of 6,340 RSUs which vest on October 30, 2019.

Director Compensation Structure

We compensate our directors who are not employees of Cision according to the following structure:

Description	Amount

Quarterly retainer	$10,000

Additional retainer for committee members	$2,500 per committee per quarter

Restricted Stock Unit Grants	Issue Cision restricted stock units on an annual basis with then-current fair market value equal to 2x annual cash compensation

Additional retainer for chair of committee	$5,000 for the chairs of any standing committee per quarter

The RSUs vest 100% on the first anniversary of issuance, so long as the recipient remains on the board of directors as of each vesting date. Any unvested RSUs would vest immediately upon a change in control of Cision. Any unvested RSUs will be automatically forfeited upon such person’s resignation or removal from the board of directors with or without cause.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of April 3, 2019 regarding the beneficial ownership of Cision’s Ordinary Shares by:

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Approximate Percentage of Outstanding Ordinary Shares(2)
Directors and Executive Officers:
Kevin Akeroyd(3)	29,266	(3)	*
Jack Pearlstein(3)	133,333	(3)	*
Rainer Mathes	1,735,269		1.2%
Mark D. Ein	3,587,079	(4)	2.4%
L. Dyson Dryden	1,194,685	(5)	*
Stephen P. Master	1,503	(6)(7)	*
Stuart J. Yarbrough	2,986		*
Mark M. Anderson	15,428	(6)(7)	*
Philip A. Canfield	53,059	(6)(7)	*
Susan Vobejda	—		—
All directors and executive officers as a group (17 individuals)	7,068,120		4.8%
Five Percent Holders:
Baron Capital Group, Inc.	7,234,146	(8)	4.9%
Cision Owner	50,490,472	(6)(7)	34.0%
T. Rowe Price Associates, Inc.	10,328,394	(9)	7.0%

*	Represents less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is 130 East Randolph St., 7th Floor, Chicago, IL 60601.

(2)	The percentage of beneficial ownership of Cision is calculated based on 148,328,727 Ordinary Shares outstanding. Unless otherwise indicated, Cision believes that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them as of the date indicated.

(3)	Certain of our executive officers hold interests in Cision Owner pursuant to the Cision Owner Partnership Agreement. These executive officers have neither a controlling interest in Cision Owner nor direct or indirect voting or dispositive power with respect to Ordinary Shares of Cision held of record by Cision Owner.

(4)	Consists of 3,575,214 shares held by Capitol Acquisition Management 3 LLC and 11,865 shares held by Leland Investments, Inc. Both entities are controlled by Mr. Ein.

(5)	Represents shares held by Capitol Acquisition Founder 3 LLC, an entity controlled by Mr. Dryden.

(6)	Voting and dispositive power with respect to the Ordinary Shares held by Cision Owner is exercised by its general partner, Canyon Partners, Ltd., which is controlled by a majority vote of its ten-member board of directors (“Canyon Board of Directors”). GTCR Investment X AIV Ltd. (“GTCR AIV”) as the sole shareholder of Canyon Partners, Ltd. may be deemed to share voting and dispositive power over the Ordinary Shares held by Cision Owner. GTCR AIV is managed by a ten-member board of Directors (the “AIV Board of Directors”) comprised of Mark M. Anderson, Craig A. Bondy, Philip A. Canfield, Aaron D. Cohen, Sean L. Cunningham, David A. Donnini, Constantine A. Mihas, Collin E. Roche, Lawrence C. Fey IV and Benjamin J. Daverman. Each of the foregoing entities and the individual members of each of the Canyon Board of Directors and the AIV Board of Directors disclaim beneficial ownership of the shares held of record by Cision Owner except to the extent of his, her or its pecuniary interest. The address for Cision Owner, Canyon Partners, Ltd. and GTCR AIV is c/o GTCR Golder Rauner II, LLC, 300 North LaSalle Street, Suite 5600, Chicago, Illinois 60654.

(7)	Messrs. Canfield and Anderson are Managing Directors of GTCR LLC, and Mr. Master is a Vice President of GTCR LLC. Each of Messrs. Canfield, Anderson and Master disclaims beneficial ownership of any units of Cision Owner beneficially owned by Canyon Partners, Ltd. and GTCR AIV, except to the extent of his indirect pecuniary interest.

(8)	The business address of Baron Capital Group, Inc. is 767 Fifth Avenue, 49th Floor, New York, NY 10153. Information derived from a Schedule 13G/A filed on February 14, 2019.

(9)	The business address of T. Rowe Price Associates, Inc. is 100 E. Pratt Street, Baltimore, MD 21202. Information derived from a Schedule 13G/A filed on February 14, 2019.

The following table sets forth information about securities authorized for issuance under Cision’s equity compensation plan as of December 31, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,438,894	$14.43	3,657,745
Equity compensation plans not approved by security holders	—	—	—
Total	2,438,894	$14.43	3,657,745

(1) Weighted-average exercise price is based on 2,112,500 options outstanding as of December 31, 2018. The remaining securities consist of restricted stock units which do not have an exercise price.

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

Warrant Exchange

In May 2018, Cision completed an exchange offer relating to its outstanding warrants, whereby the holders of the warrants were offered 0.26 Cision ordinary shares for each outstanding warrant tendered (the “Warrant Exchange Offer”). Each of Cision Owner, Mark D. Ein and L. Dyson Dryden participated in the Warrant Exchange Offer and tendered all of the warrants held by them. In connection with the closing of the Warrant Exchange Offer, Cision issued an aggregate of 6,100,209 ordinary shares (including 528,331 ordinary shares to Cision Owner and 1,124,319 and 374,773 ordinary shares to Messrs. Ein and Dryden, respectively) in exchange for 23,462,423 warrants. In June 2018, the 1,037,577 outstanding warrants that did not participate in the exchange were converted into 242,780 ordinary shares pursuant to an amendment to the warrant agreement authorized in connection with the Warrant Exchange Offer.

Registration Rights Agreement

In connection with the consummation of the Business Combination, we entered into a registration rights agreement with Cision Owner and affiliates of Mark D. Ein and L. Dyson Dryden (the “Registration Rights Agreement”). The parties are entitled to have registered, in certain circumstances, the resale of the ordinary shares of Cision held by them, subject to certain conditions set forth therein.

Pursuant to the Registration Rights Agreement, Cision Owner is entitled to request that Cision register its shares on a long-form or short-form registration statement on one or more occasions in the future, which registrations may be “shelf registrations.” In certain limited circumstances, the holder of a majority of registrable securities held by the affiliates of Messrs. Ein and Dryden are entitled to make demand registrations. The parties to the Registration Rights Agreement are entitled to participate in certain registered offerings by Holdings, subject to certain limitations and restrictions. Cision will pay expenses of the parties incurred in connection with the exercise of their rights under this agreement.

Nominating Agreement

Pursuant to the Nominating Agreement, Cision Owner (or its affiliates) has the right to designate nominees for election to Cision’s board of directors for so long as Cision Owner beneficially owns 5% or more of the total number of Cision’s ordinary shares then outstanding. The number of nominees that Cision Owner (or its affiliates) is entitled to nominate under the Nominating Agreement is dependent on its beneficial ownership of ordinary shares. For so long as Cision Owner beneficially owns a number of ordinary shares equal to or greater than 35%, 15% or 5%, respectively, of the total number issued and outstanding, Cision Owner will have the right to nominate three, two or one director(s), respectively. In addition, Cision Owner has the right to designate the replacement for any of its designees whose board service has terminated prior to the end of the director’s term, regardless of Cision Owner’s beneficial ownership at such time. Cision Owner has the right to have its designees participate on committees of the board of directors, subject to compliance with applicable law and stock exchange listing rules. So long as GTCR and its affiliates are the beneficial owners of a majority of the ordinary shares of Cision held by Cision Owner, Cision Owner will, upon the request of GTCR, assign all of its rights under the Nominating Agreement to GTCR (or one of its affiliates).

Independence of Directors

As a result of its Ordinary Shares being listed on the New York Stock Exchange, Cision adheres to the rules of such exchange in determining whether a director is independent. The board of directors of Cision has consulted, and will consult, with its counsel to ensure that the board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. The New York Stock Exchange listing standards generally define an “independent director” as a person, other than an executive officer of a company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The board has determined that Mr. Anderson, Mr. Canfield, Mr. Ein, Mr. Dryden, Mr. Master, Mr. Yarbrough and Ms. Vobejda are independent directors. The board has determined that Mr. Akeroyd is not an independent director on account of his employment with Cision.

Item 14.	Principal Accounting Fees and Services

PricewaterhouseCoopers LLP (“PWC”) serves as the Company’s independent registered public accounting firm. The following table presents fees paid or accrued for the audit of the Company’s annual consolidated financial statements and all other professional services rendered by PWC for the years ended December 31, 2017 and 2018.

	Year Ended December 31,
(in thousands)	2017	2018
Audit Fees(1)	$3,016	$3,722
Audit Related Fees(2)	2,186	2,594
Tax Fees(3)	1,701	657
All Other Fees	—	—
Total	$6,903	$6,973

(1)	Represents fees for professional services provided for the audit of the Company’s annual consolidated financial statements, reviews of the Company’s quarterly condensed consolidated financial statements, audit services provided in connection with other statutory or regulatory filings, and accounting, reporting, and disclosure matters.

(2)	Represents fees for assurance services related to the audit of the Company’s annual consolidated financial statements, including comfort letters, certain SEC filings, financial due diligence, and other agreed upon procedures and third party assurance engagements.

(3)	Represents fees related to tax return preparation, tax planning, and tax compliance support services

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following exhibits are filed as part of this Amendment No. 1 to Form 10-K.

Exhibit No.	Description	Included	Form	Filing Date
2.1	Agreement and Plan of Merger, dated as of March 19, 2017, by and among Capitol Acquisition Corp. III, Capitol Acquisition Holding Company Ltd., Capitol Acquisition Merger Sub, Inc., Canyon Holdings (Cayman), L.P. and Canyon Holdings S.à r.l.	By Reference	S-4	April 11, 2017
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of April 7, 2017, by and among Capitol Acquisition Corp. III, Capitol Acquisition Holding Company Ltd., Capitol Acquisition Merger Sub, Inc., Canyon Holdings (Cayman), L.P. and Canyon Holdings S.à r.l.	By Reference	S-4	April 11, 2017
3.1	Amended and Restated Memorandum and Articles of Association of Cision Ltd.	By Reference	8-K	July 6, 2017
4.1	Specimen Ordinary Share Certificate.	By Reference	S-4/A	May 15, 2017
10.1	Registration Rights Agreement between Cision Ltd. and certain holders identified therein.	By Reference	8-K	July 6, 2017
10.2	Director Nomination Agreement between Cision Ltd., Canyon Holdings (Cayman), L.P. and the other parties named therein.	By Reference	8-K	July 6, 2017
10.3	2017 Omnibus Incentive Agreement. †	By Reference	S-4/A	June 14, 2017
10.4	Form of Non-Equity Incentive Plan. †	By Reference	S-4/A	May 15, 2017
10.5	Form of Director Indemnification Agreement (Affiliates of Canyon Holdings (Cayman), L.P.). †	By Reference	8-K	July 6, 2017
10.6	Form of Director Indemnification Agreement (Affiliates of Capitol Acquisition Management 3 LLC and Capitol Acquisition Founder 3 LLC). †	By Reference	8-K	July 6, 2017
10.7	Form of Director and Officer Indemnification Agreement (Officers and Independent Directors). †	By Reference	8-K	July 6, 2017
10.8	First Lien Credit Agreement.	By Reference	S-4/A	May 15, 2017
10.9	Amendment to First Lien Credit Agreement.	By Reference	S-4/A	May 15, 2017
10.10	Support Agreement.	By Reference	S-4/A	May 15, 2017
10.11	Employment Agreement between Cision U.S. Inc. and Kevin Akeroyd. †	By Reference	8-K	July 6, 2017
10.12	Employment Agreement between Cision U.S. Inc. and Jack Pearlstein. †	By Reference	8-K	July 6, 2017
10.13	Employment Agreement between Cision U.S. Inc. and Gregg Spratto. †	By Reference	10-Q	November 8, 2018
10.14	Office Lease between Cision U.S. Inc. and BFPRU I, LLC.	By Reference	8-K	July 6, 2017
10.15	Refinancing Amendment and Incremental Facility Amendment.	By Reference	8-K	August 7, 2017
10.16	Form of Restricted Stock Unit Agreement pursuant to the Cision Ltd. 2017 Omnibus Incentive Plan. †	By Reference	10-Q	November 9, 2017
10.17	Form of Nonqualified Stock Option Agreement pursuant to the Cision Ltd. 2017 Omnibus Incentive Plan. †	By Reference	10-Q	November 9, 2017
10.18	Form of Performance-Vesting Restricted Stock Unit Agreement pursuant to the Cision Ltd. 2017 Omnibus Incentive Plan. †	By Reference	10-Q	November 8, 2018
10.19	Form of Performance-Vesting Option Agreement pursuant to the Cision Ltd. 2017 Omnibus Incentive Plan. †	By Reference	10-Q	November 8, 2018
10.20	Incremental Facility Amendment to First Lien Credit Agreement.	By Reference	8-K	December 20, 2017

Exhibit No.	Description	Included	Form	Filing Date
10.21	Repricing Amendment to First Lien Credit Agreement.	By Reference	8-K	February 8, 2018
10.22	Repricing Amendment to First Lien Credit Agreement	By Reference	10-K	March 1, 2019
10.23	Incremental Facility Amendment to First Lien Credit Agreement (Revolving Facility)	By Reference	8-K	January 3, 2019
10.24	Incremental Facility Amendment to First Lien Credit Agreement (Term Loan Facility)	By Reference	8-K	January 15, 2019
10.25	Employment Agreement between Cision U.S. Inc. and Dr. Rainer Mathes. †	Herewith	-	-
10.26	Managing Director Service Contract between Cision Germany GmbH and Dr. Rainer Mathes. †	Herewith	-	-
14.1	Code of Ethics.	By Reference	8-K	July 6, 2017
21.1	Subsidiaries of the Registrant.	By Reference	10-K	March 1, 2019
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	By Reference	10-K	March 1, 2019
24.1	Power of Attorney.	By Reference	10-K	March 1, 2019
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith	-	-
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith	-	-
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	By Reference	10-K	March 1, 2019
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	By Reference	10-K	March 1, 2019

† Indicates exhibits that constitute management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 5, 2019

Cision Ltd.

By:	/s/ Jack Pearlstein
Jack Pearlstein
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kevin Akeroyd	President, Chief Executive Officer and Director	April 5, 2019
Kevin Akeroyd	(Principal Executive Officer)

/s/ Jack Pearlstein	Chief Financial Officer	April 5, 2019
Jack Pearlstein	(Principal Accounting and Financial Officer)

*	Director	April 5, 2019
Stuart J. Yarbrough

*	Director	April 5, 2019
Philip A. Canfield

*	Director and Vice Chairman of the Board	April 5, 2019
Mark D. Ein

*	Director	April 5, 2019
Stephen P. Master

*	Director and Chairman of the Board	April 5, 2019
Mark M. Anderson

*	Director	April 5, 2019
L. Dyson Dryden

*	Director	April 5, 2019
Susan Vobejda

*	The undersigned, by signing his name hereto, does execute this Amendment No. 1 to the Annual Report on Form 10-K of Cision Ltd. on behalf of the above-named officers and directors of the registrant pursuant to the Power of Attorney executed by such officers and/or directors on the signature pages to the report previously filed on March 1, 2019.

/s/ Jack Pearlstein
Jack Pearlstein
Chief Financial Officer

