Form 10-Q
period 2019-03-31
CISION LTD.
filed 2019-05-10
CIK 1701040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(d) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, par value $0.0001 per share	CISN	New York Stock Exchange

The number of ordinary shares, par value $0.0001 per share, of the registrant outstanding at May 6, 2019 was 148,351,227.

CISION LTD. AND ITS SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

Item 1. – Financial Statements

Cision Ltd. and its Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share and share amounts)

(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$82,913	$104,769
Accounts receivable, net	140,024	120,882
Prepaid expenses and other current assets	32,311	22,824
Total current assets	255,248	248,475
Property and equipment, net	60,496	57,210
Other intangible assets, net	427,393	377,146
Goodwill	1,426,470	1,171,859
Operating lease right-to-use assets	65,737	-
Deferred tax asset	4,101	4,034
Other assets	8,762	7,652
Total assets	$2,248,207	$1,866,376
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$13,953	$13,210
Accounts payable	15,265	15,603
Accrued compensation and benefits	37,745	29,323
Operating lease liabilities	14,626	-
Other accrued expenses	80,936	82,507
Current portion of deferred revenue	170,588	139,725
Total current liabilities	333,113	280,368
Long-term debt, net of current portion	1,271,218	1,205,760
Deferred revenue, net of current portion	1,130	1,098
Operating lease liabilities, net of current portion	66,206	-
Deferred tax liability	74,407	69,232
Other liabilities	10,738	21,601
Total liabilities	1,756,812	1,578,059
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value, 480,000,000 shares authorized; 148,328,727 and 132,716,541 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	15	13
Additional paid-in capital	981,813	797,222
Accumulated other comprehensive loss	(62,090)	(68,941)
Accumulated deficit	(428,343)	(439,977)
Total stockholders' equity	491,395	288,317
Total liabilities and stockholders' equity	$2,248,207	$1,866,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cision Ltd. and its Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue	$185,804	$179,293
Cost of revenue	66,053	64,278
Gross profit	119,751	115,015
Operating costs and expenses:
Sales and marketing	33,233	29,708
Research and development	8,543	6,700
General and administrative	51,965	46,222
Amortization of intangible assets	18,811	20,250
Total operating costs and expenses	112,552	102,880
Operating income	7,199	12,135
Non operating income (expense):
Foreign exchange gains (losses)	3,082	(7,883)
Interest and other income (loss), net	317	(256)
Gain on sale of business	28,144	-
Interest expense	(19,273)	(19,688)
Loss on extinguishment of debt	(355)	(2,432)
Total non operating income (loss)	11,915	(30,259)
Income (loss) before income taxes	19,114	(18,124)
Provision for (benefit from) income taxes	7,480	(17,682)
Net income (loss)	$11,634	$(442)
Other comprehensive income – foreign currency translation adjustments	6,851	7,075
Comprehensive income	$18,485	$6,633
Net income (loss) per share:
Basic	$0.08	$(0.00)
Diluted	$0.08	$(0.00)
Weighted-average shares outstanding used in computing per share amounts:
Basic	145,413,574	123,946,264
Diluted	146,356,683	123,946,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cision Ltd. and its Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share amounts)

(Unaudited)

	Share Capital		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders’
	Shares	$	Capital	Comprehensive Loss	Deficit	Equity (Deficit)
Balances at December 31, 2017	122,634,922	$12	$771,813	$(35,111)	$(420,345)	$316,369
Adoption of new accounting standards	-	-	-	(986)	4,762	3,776
Issuance of shares for acquisition	1,735,269	-	20,144	-	-	20,144
Vesting of RSU’s	375	-	-	-	-	-
Equity-based compensation expense	-	-	1,341	-	-	1,341
Net loss	-	-	-	-	(442)	(442)
Foreign currency translation adjustments	-	-	-	7,075	-	7,075
Balances at March 31, 2018	124,370,566	$12	$793,298	$(29,022)	$(416,025)	$348,263

	Share Capital		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders’
	Shares	$	Capital	Comprehensive Loss	Deficit	Equity (Deficit)
Balances at December 31, 2018	132,716,541	$13	$797,222	$(68,941)	$(439,977)	$288,317
Issuance of shares for acquisitions	15,591,186	2	182,246	-	-	182,248
Vesting of RSU’s	375	-	-	-	-	-
Exercise of stock options	20,625	-	264	-	-	264
Equity-based compensation expense	-	-	2,081	-	-	2,081
Net income	-	-	-	-	11,634	11,634
Foreign currency translation adjustments	-	-	-	6,851	-	6,851
Balances at March 31, 2019	148,328,727	$15	$981,813	$(62,090)	$(428,343)	$491,395

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cision Ltd. and its Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income (loss)	$11,634	$(442)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,021	33,277
Non-cash interest charges and amortization of debt discount and deferred financing costs	2,780	3,198
Equity-based compensation expense	2,081	1,341
Provision for doubtful accounts	267	1,572
Deferred income taxes	35	(18,791)
Unrealized foreign currency (gains) losses	(3,008)	7,864
Gain on sale of business	(28,144)	—
Payment of contingent consideration	(4,296)	—
Other	—	60
Changes in operating assets and liabilities, net of effects of acquisitions and disposal:
Accounts receivable	(6,171)	(6,812)
Prepaid expenses and other current assets	(2,779)	(2,950)
Operating lease right-of-use assets	4,384	-
Other assets	(442)	48
Accounts payable	(2,701)	(443)
Accrued compensation and benefits	5,098	(17)
Other accrued expenses	(843)	(3,330)
Deferred revenue	18,420	20,853
Operating lease liabilities	(2,144)	-
Other liabilities	3,701	875
Net cash provided by operating activities	28,893	36,303
Cash flows from investing activities
Purchases of property and equipment	(4,377)	(3,739)
Software development costs	(7,954)	(5,033)
Acquisitions of businesses, net of cash and restricted cash acquired of $6,068 and $2,711	(148,541)	(62,713)
Proceeds from disposal of business	44,865	-
Other	21	-
Net cash used in investing activities	(115,986)	(71,485)
Cash flows from financing activities
Proceeds from revolving credit facility	40,000	-
Repayment of revolving credit facility	(40,000)	-
Proceeds from term credit facility, net of debt discount of $1,013	73,987	-
Repayments of term credit facility	(3,494)	(3,362)
Payments of deferred financing costs	(1,619)	(131)
Proceeds from the exercise of stock options	264	-
Payment of contingent consideration	(3,695)	(2,873)
Net cash provided by (used in) financing activities	65,443	(6,366)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	394	742
Decrease in cash, cash equivalents, and restricted cash	(21,256)	(40,806)
Cash, cash equivalents, and restricted cash
Beginning of period	104,769	148,654
End of period	$83,513	$107,848

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$82,913	$107,848
Restricted cash, included in prepaid expenses and other current assets	600	-
Total cash, cash equivalents, and restricted cash	$83,513	$107,848

Supplemental disclosure of cash flows information
Issuance of shares for acquisitions	182,248	20,143

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

On March 19, 2017, the Company entered into a definitive agreement (the “Merger Agreement”) with Capitol Acquisition Corp. III (NASDAQ: CLAC; “Capitol”), a public investment vehicle, whereby the parties agreed to merge, resulting in the Company becoming a publicly listed company. This merger closed on June 29, 2017 (“Merger”), which resulted in the following (the “Transactions”):

•	Holders of 490,078 shares of Capitol common stock sold in its initial public offering exercised their rights to convert those shares to cash at a conversion price of approximately $10.04 per share, or an aggregate of approximately $4.9 million. The per share conversion price of approximately $10.04 for holders of public shares electing conversion was paid out of Capitol’s trust account, which had a balance immediately prior to the closing of approximately $326.3 million.

•	Of the remaining funds in the trust account: (i) approximately $16.2 million was used to pay Capitol’s transaction expenses and (ii) the balance of approximately $305.2 million was released to Cision to be used for working capital and general corporate purposes, including to pay down $294.0 million of the 2016 Second Lien Credit Facility, plus a 1% fee and interest. The debt repayment occurred in July 2017.

•	Immediately after giving effect to the Transactions (including as a result of the conversions described above and certain forfeitures of Capitol common stock and warrants immediately prior to the closing), there were 120,512,402 shares of common stock and warrants to purchase 24,375,596 shares of common stock of Cision issued and outstanding. During the year ended December 31, 2018, all warrants were converted to 6,342,989 common shares.

•	Upon the closing, Capitol’s common stock, warrants and units ceased trading, and Cision’s common stock and warrants began trading on the NYSE and NYSE MKT, respectively, under the symbol “CISN” and “CISN WS,” respectively.

•	Upon the completion of the Transactions, Canyon Holdings (Cayman), L.P., (“Cision Owner”) an exempted limited partnership formed for the purpose of owning and acquiring Cision through a series of transactions, received 82,075,873 shares of common stock of the Company and 1,969,841 warrants to purchase common stock of the Company, in exchange for all of the share capital and $450.5 million in Convertible Preferred Equity Certificates (“CPECs”) of Cision. Cision Owner also obtained the right to receive certain additional securities of the Company upon the occurrence of certain events. As a result of the Company’s share price meeting certain milestones set forth in the Merger Agreement in October 2017 and September 2018 the Company issued an aggregate of 4,000,000 shares to Cision Owner.

•	At the closing of the Transactions, Cision Owner held approximately 68% of the issued and outstanding common stock of the Company and stockholders of Capitol held approximately 32% of the issued and outstanding shares of the Company. During the year ended December 31, 2018, Cision Owner initiated a series of transactions that resulted in its holding dropping below 50% of the issued and outstanding ordinary shares of the Company; causing the Company to cease to qualify as a “controlled company” under the New York Stock Exchange listing standards.

The Merger Agreement, the Transactions and items related thereto are more fully described in the Company’s proxy statement/prospectus filed on June 15, 2017.

Notes to Condensed Consolidated Financial Statements (continued)

2. Significant Accounting Policies

Basis of Presentation and Earnings per Share

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair statement have been included. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated balance sheet as of December 31, 2018 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed on March 1, 2019.

Certain prior period amounts have been adjusted to conform with the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606 or the “new revenue standard”) during the fourth quarter of 2018, effective as of January 1, 2018.

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

As of March 31, 2019, the Company’s remaining performance obligations were $171.7 million, approximately 99.3% of which is expected to be recognized as revenue over the next twelve months and the remainder thereafter. During the three months ended March 31, 2019, the Company recognized $63.7 million in revenue that was recorded as deferred revenue as of December 31, 2018.

Notes to Condensed Consolidated Financial Statements (continued)

Recent Accounting Pronouncements

New Accounting Pronouncements Adopted

We adopted ASU No. 2016-02, Leases (Topic 842), as of January 1, 2019, using the effective date method for the modified retrospective approach. Comparative periods were not restated. In addition, the Company elected the package of practical expedients permitted under the transaction guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. The Company also elected the practical expedients pertaining to short-term lease exemptions at transition and going forward. For office leases beginning in 2019 and later, the Company accounts for lease components (components of a contract for which the Company economically benefits from their use and is not highly interrelated with other right of use assets underlying the contract such as base rent) separately from the non-lease components (e.g., common-area maintenance costs). For datacenter leases beginning in 2019 and later, the Company elected the practical expedient to combine its lease and non-lease components that meet the defined criteria and will account for the lease component under Topic 842.

Topic 842 includes multiple changes with one of the most significant impacts being the addition of a right-to-use (“ROU”) asset and a lease liability to the balance sheet for operating leases. A ROU asset represents the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. An additional change under Topic 842 is the lease term evaluation. Under Topic 842, a leasee shall extend the lease term beyond the original contract term if the company is reasonably certain to exercise their renewal option.

The adoption of the new standard resulted in the recording of ROU assets and lease liabilities of approximately $73.2 million and $85.3 million, respectively, as of January 1, 2019. The ROU asset is net of prepaid expenses of $(0.2) million and deferred rent of $12.3 million which was included in other accrued expenses of $1.8 million and other liabilities of $10.5 million on the consolidated balance sheets as of December 31, 2018. The standard did not materially impact our consolidated net earnings and had no impact on cash flows. The adoption of the new standard also resulted in significant additional disclosures regarding the Company’s leasing activities, as discussed in Note 5.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which will allow a reclassification from accumulated other comprehensive income to retained earnings for the tax effects resulting from “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Act”) that are stranded in accumulated other comprehensive income. This ASU also requires certain disclosures about stranded tax effects; however, it does not change the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations. This ASU is effective on January 1, 2019, with early adoption permitted. It must be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. The Company adopted ASU 2018-02 during the first quarter of 2019 and it did not have a material impact on the Company’s condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Effective

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

Notes to Condensed Consolidated Financial Statements (continued)

3. Business Combinations and Dispositions

Purchase of Prime

On January 23, 2018, the Company completed its acquisition of PRIME Research (“Prime”). The purchase price was approximately €75.7 million ($94.1 million) and consisted of approximately €53.1 million ($65.4 million) in cash consideration, the issuance of approximately 1.7 million shares of common stock valued at €16.4 million ($20.1 million), and up to €6.2 million ($8.6 million) of deferred payments due within 18 months. The Company has the discretion to pay up to €2.5 million ($3.1 million) of the deferred payments with common stock. The acquisition of Prime expanded the Company’s comprehensive data-driven offerings that help communications professionals identify influencers, craft meaningful campaigns, and attribute business value to those efforts. At the date of the acquisition, Prime had over 700 employees with offices in Brazil, China, Germany, India, Switzerland, the United Kingdom, and the United States.

Total acquisition costs related to the Prime acquisition were $5.4 million of which $2.3 million were incurred during the year ended December 31, 2018 and were included in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. The acquisition was accounted for under the purchase method of accounting. The operating results are included in the accompanying condensed consolidated financial statements from January 23, 2018.

The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on fair values as of the acquisition date.

The following table summarizes the preliminary allocation of the purchase price by the Company to the fair value of the assets and liabilities of Prime. The amounts related to taxes and intangible assets shown below are preliminary and subject to adjustment as additional information is obtained about the facts and circumstances that existed at the date of acquisition. The identifiable intangible assets include the trade name, customer relationships and purchased technology and are being amortized over three to eleven years on an accelerated basis. The Company completed the purchase price allocation in January 2019.

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

Approximately $39.6 million of goodwill is deductible for tax purposes. The excess of the purchase price over the total net identifiable assets has been recorded as goodwill which is primarily attributable to synergies expected from the expanded technology and service capabilities from the integrated business as well as the value of the assembled workforce in accordance with GAAP.

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

Notes to Condensed Consolidated Financial Statements (continued)

Purchase of Falcon

On January 3, 2019, the Company completed its acquisition of Falcon.io (“Falcon”). The purchase price was approximately €102.4 million ($117.8 million) and consisted of approximately €52.6 million ($60.5 million) in cash consideration, the issuance of approximately 5.1 million ordinary shares valued at €49.8 million ($57.3 million), and up to €5.2 million ($6.0 million) of deferred payments due within 12 months in cash of €2.4 million ($2.8 million) and ordinary shares of €2.8 million ($3.2 million). The cash portion of the consideration was funded with a combination of cash on hand and borrowings under the Company’s Revolving Credit Facility. The Company drew approximately $40.0 million under its Revolving Credit Facility in connection with the closing of the Falcon acquisition, all of which was repaid during the quarter ended March 31, 2019. The acquisition of Falcon solidifies the Company’s market leadership in driving the future of earned media management, moving beyond the tactical nature of PR point solutions. At the date of the acquisition, Falcon had over 250 employees with offices in Denmark, Germany, Hungry, Australia, Bulgaria, and the United States.

Total acquisition costs related to the Falcon acquisition were $2.4 million of which $2.0 million were incurred during the three months ended March 31, 2019 and are included in general and administrative expense in the condensed consolidated statements of operations and comprehensive income. The acquisition was accounted for under the purchase method of accounting. The operating results are included in the accompanying condensed consolidated financial statements from January 3, 2019.

The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on estimated fair values as of the acquisition date.

The following table summarizes the preliminary allocation of the purchase price by the Company to the fair value of the assets and liabilities of Falcon. The amounts related to taxes and intangible assets shown below are preliminary and subject to adjustment as additional information is obtained about the facts and circumstances that existed at the date of acquisition. The identifiable intangible assets include the trade name, customer relationships and purchased technology and are being amortized over three to seven years on an accelerated basis. The Company expects to complete the purchase price allocation on or before January 3, 2020.

(in thousands)
Cash and cash equivalents	$3,492
Accounts receivable, net	5,575
Prepaid and other assets	1,113
Property, equipment and software, net	204
Trade name	483
Customer relationships	33,825
Purchased technology	4,940
Goodwill	87,674
Total assets acquired	137,306
Accounts payable and accrued liabilities	(8,811)
Deferred revenue	(7,627)
Deferred taxes	(3,048)
Total liabilities assumed	(19,486)
Net assets acquired	$117,820

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

Purchase of TrendKite

On January 23, 2019, the Company completed its acquisition of TrendKite. The purchase price was approximately $219.0 million and consisted of approximately $94.1 million in cash consideration, the issuance of approximately 10.3 million ordinary shares valued at $124.9 million, and up to $3.2 million of deferred payments due in 12 months in cash of approximately $1.3 million and ordinary shares of approximately $1.9 million. The cash portion of the consideration was funded with a combination of cash on hand and additional borrowing under the First Lien Dollar Credit Facility, as disclosed in Note 6. The acquisition of TrendKite will enhance the ability of the Company’s customer base to demonstrate and measure the business impact of their earned media. At the date of acquisition, TrendKite had over 200 employees with offices in the United States and the United Kingdom.

Total acquisition costs related to the TrendKite acquisition were $3.8 million of which $2.9 million were incurred during the three months ended March 31, 2019 and are included in general and administrative expense in the condensed consolidated statements of operations and comprehensive income. The acquisition was accounted for under the purchase method of accounting. The operating results are included in the accompanying condensed consolidated financial statements from January 23, 2019.

The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on estimated fair values as of the acquisition date.

The following table summarizes the preliminary allocation of the purchase price by the Company to the fair value of the assets and liabilities of TrendKite. The amounts related to taxes and intangible assets shown below are preliminary and subject to adjustment as additional information is obtained about the facts and circumstances that existed at the date of acquisition. The identifiable intangible assets include the trade name, customer relationships and purchased technology and are being amortized over three to eleven years on an accelerated basis. The Company expects to complete the purchase price allocation on or before January 23, 2020.

(in thousands)
Cash and cash equivalents	$1,976
Accounts receivable, net	7,714
Prepaid and other assets	1,676
Property, equipment and software, net	820
Trade name	380
Customer relationships	31,930
Purchased technology	4,915
Goodwill	185,108
Total assets acquired	234,519
Accounts payable and accrued liabilities	(4,611)
Deferred revenue	(8,924)
Deferred taxes	(2,025)
Total liabilities assumed	(15,560)
Net assets acquired	$218,959

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

Notes to Condensed Consolidated Financial Statements (continued)

Sale of iContact

On January 22, 2019 the Company sold its email marketing business for approximately $49.3 million of cash consideration, net of working capital adjustments, with up to an additional $4.0 million in cash based upon meeting certain business performance measures over the next 12 months. The fair value of the contingent consideration was $1.9 million based on the net present value of future cash flows using internal models. The Company used the proceeds to pay down the Revolving Credit Facility.

Supplemental Unaudited Pro Forma Information

The acquired entities of Prime, Falcon and TrendKite together contributed revenue of $21.8 million and $9.3 million for the three months ended March 31, 2019 and 2018, respectively. Net income or loss from these acquisitions for the same period is impracticable to determine due to the extent of integration activities.

The unaudited pro forma information below gives effect to the acquisition of Prime as if it had occurred as of January 1, 2017 and Falcon and TrendKite as if they had occurred as of January 1, 2018. The pro forma results exclude the other acquisition in 2018 discussed above, as it was deemed not material. The pro forma results presented below show the impact of the acquisitions and related costs as well as the increase in interest expense related to acquisition-related debt.

	Three months ended March 31,
(in thousands, except per share data)	2019	2018
Revenue	$190,581	$193,475
Net income (loss)	15,400	(6,612)
Net income (loss) per share - basic	0.10	(0.05)
Net income (loss) per share - diluted	0.10	(0.05)

4. Goodwill and Intangibles

Changes in the carrying amounts of goodwill since December 31, 2018 consisted of the following:

(in thousands)
Balance as of December 31, 2018	$1,171,859
Acquisition of Falcon	87,674
Acquisition of TrendKite	185,108
Sale of iContact	(21,289)
Effects of foreign currency	3,118
Balance as of March 31, 2019	$1,426,470

Definite-lived intangible assets consisted of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019
(in thousands)	Gross Carrying Amount	Foreign Currency Translation	Accumulated Amortization	Net Carrying Amount
Trade names and brand	$370,873	$(7,065)	$(123,807)	$240,001
Customer relationships	357,958	(18,339)	(184,985)	154,634
Purchased technology	138,746	(7,079)	(98,909)	32,758
Balances at March 31, 2019	$867,577	$(32,483)	$(407,701)	$427,393

Notes to Condensed Consolidated Financial Statements (continued)

	December 31, 2018
(in thousands)	Gross Carrying Amount	Foreign Currency Translation	Accumulated Amortization	Net Carrying Amount
Trade names and brand	$372,010	$(8,143)	$(115,954)	$247,913
Customer relationships	321,862	(18,967)	(203,031)	99,864
Purchased technology	145,951	(7,408)	(109,174)	29,369
Balances at December 31, 2018	$839,823	$(34,518)	$(428,159)	$377,146

Weighted-average useful life at March 31, 2019	Years
Trade names and brand	11.5
Customer relationships	6.6
Purchased technology	3.1

Future expected amortization of intangible assets at March 31, 2019 is as follows:

(in thousands)
Remainder of 2019	$72,604
2020	84,679
2021	66,363
2022	48,423
2023	35,223
Thereafter	120,101
$427,393

5. Leases

The Company has various non-cancelable operating leases, primarily related to office real estate and datacenters, that expire through 2035 and generally contain renewal options for up to five years. Under ASC 842, the lease term includes options to extend or terminate the lease when the Company is reasonably certain that it will exercise the option. The Company will monitor events or changes in circumstances that impact the timing or amount of future lease payments and will adjust the lease liability and corresponding ROU asset as necessary. For office leases beginning in 2019 and later, the Company accounts for lease components (components of a contract for which the Company economically benefits from their use and is not highly interrelated with other right of use assets underlying the contract such as base rent) separately from the non-lease components (e.g., common-area maintenance costs). For datacenter leases beginning in 2019 and later, the Company elected the practical expedient to combine its lease and non-lease components that meet the defined criteria and will account for the lease component under Topic 842. The Company has no significant financing leases. Lastly, the Company has not entered into any future office space leases that will create significant rights and obligations for the Company.

At inception of a contract, the Company determines if the contract contains a lease based on requirements of ASC 842. If a lease with a term greater than 1 year is identified, the Company will add a ROU asset and lease liability to the balance sheet. The Company has elected the practical expedient and expenses all leases with a contract term of 1 year or less. The Company recognizes a lease liability based on the net present value of total lease payments which utilizes an implicit discount rate based on the Company’s collateralized borrowing rate placed on a yield curve. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. To derive the ROU asset, the Company makes required adjustments, such as indirect costs and prepaid or deferred balances, to the lease liability. We recognize operating lease expense on a straight-line basis over the term of the lease within operating expenses and cost of revenue.

Lease Cost (in thousands)	Three Months Ended March 31, 2019

Operating lease cost	$5,766
Short-term lease cost	612
Variable lease cost	1,116
Sublease income	(181)
Total lease cost	$7,313

Operating leases (thousands)	Classification	March 31, 2019

Operating right-of-use assets	Operating right-of-use assets	$65,737

Operating lease liabilities (current)	Operating lease liabilities (current)	14,626
Operating lease liabilities (net of current portion)	Operating lease liabilities (net of current portion)	66,206
Total operating lease liabilities		$80,832

Weighted average remaining lease term		7.0 years
Weighted average discount rate		5.1%

The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2019 (in thousands):

Remainder of 2019	$13,466
2020	16,617
2021	13,991
2022	12,229
2023	8,497
Thereafter	32,803
Total lease payments	97,603
Less: imputed interest	(16,771)
Present value of lease liabilities	$80,832

As previously disclosed in our 2018 Form 10-K and under the previous lease accounting standard, future minimum lease payments under non-cancelable operating leases as of December 31, 2018 were as follows (in thousands):

2019	$16,288
2020	15,682
2021	13,416
2022	12,494
2023	8,806
Thereafter	27,773
Total future minimum payments	$94,459

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,025
ROU assets obtained in exchange for new operating lease liabilities
Operating leases	$(5,772)

Notes to Condensed Consolidated Financial Statements (continued)

6. Debt

Debt consisted of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019
(in thousands)	Short-Term	Long-Term	Total
2017 First Lien Credit Facility	$13,953	$1,306,563	$1,320,516
Unamortized debt discount and issuance costs	—	(35,345)	(35,345)
Balances at March 31, 2019	$13,953	$1,271,218	$1,285,171

	December 31, 2018
(in thousands)	Short-Term	Long-Term	Total
2017 First Lien Credit Facility	$13,210	$1,241,253	$1,254,463
Unamortized debt discount and issuance costs	—	(35,493)	(35,493)
Balances at December 31, 2018	$13,210	$1,205,760	$1,218,970

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

Notes to Condensed Consolidated Financial Statements (continued)

On October 22, 2018, the Company completed another debt repricing transaction on its 2017 First Lien Credit Facility. The margins for the term loans under the Company’s 2017 First Lien Credit Facility were lowered for the alternate base rate, LIBOR rate and EURIBOR rate each by 0.50%. The 2017 Revolving Credit Facility margins were lowered for the alternate base rate, LIBOR rate, and EURIBOR rate each by 0.50%. The Company incurred approximately $2.3 million in financing costs in connection with the October 2018 repricing of the 2017 First Lien Credit Facility, of which $0.3 million are being amortized using the effective interest method. As a result of this transaction, the Company recorded a loss on extinguishment of $7.0 million.

On December 28, 2018, the Company entered into an Incremental Facility Amendment to increase the revolving credit facility by $25.0 million from $75.0 million to $100.0 million. The Company drew approximately $40.0 million of dollar borrowings under its Revolving Credit Facility in connection with the closing of the Falcon acquisition, all of which was repaid during the quarter ended March 31, 2019.

On January 11, 2019, the Company amended the 2017 First Lien Facility to borrow an additional $75.0 million of the 2017 First Lien Dollar Term Credit Facility. The Company used the money for its acquisition of TrendKite. As a result of this transaction, the Company recorded a loss on extinguishment of $0.4 million.

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

The margin applicable to loans under the 2017 First Lien Dollar Term Credit Facility bearing interest at the alternate base rate is 3.25%; the margin applicable to loans under the 2017 First Lien Dollar Term Credit Facility bearing interest at the adjusted LIBOR is 4.25%, provided that each such rate is reduced by 25 basis points if the first lien net leverage ratio of Canyon Companies S.à.r.l. and its restricted subsidiaries under the 2017 First Lien Credit Facility is less than or equal to 4.00:1.00 at the end of the most recent fiscal quarter. Interest is charged on Euro borrowings under the 2017 First Lien Credit Facility at a rate based on the adjusted EURIBOR (a rate equal to the Euro interbank offered rate adjusted for statutory reserves), plus an applicable margin. The margin applicable to loans under the 2017 First Lien Euro Term Credit Facility bearing interest at the adjusted LIBOR is 4.25%, provided that each such rate is reduced by 25 basis points if the first lien net leverage ratio of Canyon Companies S.à.r.l. and its restricted subsidiaries under the 2017 First Lien Credit Facility is less than or equal to 4.00:1.00 at the end of the most recent fiscal quarter. As of March 31, 2019, the applicable interest rate under the 2017 First Lien Dollar Term Credit Facility and the 2017 First Lien Euro Term Credit Facility was 5.35% and 3.00%, respectively.

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

As of March 31, 2019, the Company had no outstanding borrowings and $1.4 million of outstanding letters of credit under the 2017 Revolving Credit Facility and $1,320.5 million outstanding under the 2017 First Lien Credit Facility.

The Company began to make quarterly principal payments starting December 31, 2017 under each of the 2017 First Lien Dollar Term Credit Facility of $2.8 million and the 2017 First Lien Euro Term Credit Facility of €0.6 million (which amount may be reduced by the application of voluntary and mandatory prepayments pursuant to the terms of the 2017 First Lien Credit Facility), with the remaining balance due June 16, 2023.

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

The 2017 First Lien Credit Facility includes a total net leverage financial maintenance covenant. Such covenant requires that, as of the last day of each fiscal quarter, the total net leverage ratio of Canyon Companies S.à.r.l. and its restricted subsidiaries under the 2017 First Lien Credit Facility cannot exceed the applicable ratio set forth in the 2017 First Lien Credit Facility for such quarter (subject to certain rights to cure any failure to meet such ratio as set forth in the 2017 First Lien Credit Facility). The 2017 First Lien Credit Facility is also subject to certain customary affirmative covenants and negative covenants. Under the 2017 First Lien Credit Facility, the Company’s subsidiaries have restrictions on making cash dividends, subject to certain exceptions, including that the subsidiaries are permitted to declare and pay cash dividends: (a) in any amount, so long as the total net leverage ratio under the 2017 First Lien Credit Facility would not exceed 3.75 to 1.00 after making such payment; (b) in an amount per annum not greater than 6.0% of (i) the market capitalization of the Company’s common stock (based on the average closing price of its shares during the 30 trading days preceding the declaration of such payment) plus (ii) the $305.2 million in proceeds we received in the business combination with Capitol; (c) in an amount that does not exceed the sum of (i) $20.0 million, plus (ii) 50% of consolidated net income of the Company’s subsidiaries from January 1, 2016 to the end of the most recent quarter plus (iii) certain other amounts set forth in the definition of “Available Amount” in the Company’s 2017 First Lien Credit Facility (provided that it may only include the amounts of consolidated net income described in clause (ii) if the Company’s total net leverage ratio would not exceed 5.00 to 1.00 after making such payment); and (d) in an amount that does not exceed the total net proceeds we receive from any public or private offerings of its common stock or similar equity interests. As of March 31, 2019, the Company was in compliance with these covenants.

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

The fair value of the Company’s First Lien Credit Facility at March 31, 2019 and December 31, 2018 was $1,307.9 million and $1,210.5 million, respectively. The fair value of the Company’s First and Second Lien debt was considered Level 2 in the fair value hierarchy.

Future Minimum Principal Payments

Future minimum principal payments of debt as of March 31, 2019 are as follows:

(in thousands)
Remainder of 2019	$10,465
2020	13,953
2021	13,953
2022	13,953
2023	13,953
Thereafter	1,254,239
$1,320,516

Notes to Condensed Consolidated Financial Statements (continued)

7. Stockholders’ Equity and Equity-Based Compensation

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2019 and December 31, 2018, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 480,000,000 shares of common stock with a par value of $0.0001 per share.

Equity-based compensation is classified in the condensed consolidated statements of operations and comprehensive loss in a manner consistent with the statements of operations’ classification of an employee’s salary and benefits as follows:

	Three months ended March 31,
(in thousands)	2019	2018
Cost of revenue	$101	$136
Selling and marketing	280	88
Research and development	254	123
General and administrative	1,446	994
Total equity-based compensation expense	$2,081	$1,341

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

Notes to Condensed Consolidated Financial Statements (continued)

The Company estimated the fair value of employee stock options using the Black-Scholes option pricing model. The fair values of stock options granted under the 2017 Plan were estimated using the following assumptions:

Three Months Ended March 31, 2019
Stock price volatility	42.0%
Expected term (years)	6.3
Risk-free interest rate	2.5%
Dividend yield	0%

A summary of employee stock option activity for the three months ended March 31, 2019 under the Company’s 2017 Plan is presented below:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value (thousands)

Options outstanding as of December 31, 2018	2,112,500	$14.43	9.3
Granted	1,020,000	12.32	—
Exercised	(20,625)	12.78	—
Forfeited	(399,000)	14.71	—
Options outstanding as of March 31, 2019	2,712,875	$13.61	9.4	$2,063,315
Options vested as of March 31, 2019	141,500	$12.62	8.5	$162,998

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the quoted closing price of the Company’s common stock as of March 31, 2019. The Company received $0.3 million in cash proceeds from the exercise of stock options during the three months ended March 31, 2019. No stock options were exercised during the three months ended March 31, 2018.

A summary of restricted stock units activity for the three months ended March 31, 2019 under the Company’s 2017 Plan is presented below:

	Number of Shares Underlying Stock Awards	Weighted- Average Grant Date Fair Value
Restricted stock units outstanding as of December 31, 2018	326,394	$15.28
Granted	1,677,500	12.36
Vested	(375)	12.78
Forfeited	(38,125)	15.07
Restricted stock units outstanding as of March 31, 2019	1,965,394	$12.79

As of March 31, 2019, the Company had $31.2 million of unrecognized compensation expense related to the unvested portion of outstanding stock options and restricted stock units expected to be recognized on a straight-line basis over the weighted-average remaining service period of 3.7 years.

Employee Stock Purchase Plan

As of December 17, 2018, the Company commenced an Employee Stock Purchase Plan (“ESPP”) to allow eligible employees to have up to 10 percent of their annualized base salary withheld and used to purchase Class A common stock, subject to a maximum of $5,000 worth of stock purchased in a calendar year. The price per share of the Stock sold to Participants hereunder shall be the product of ninety percent (90%) multiplied by the lower of: (i) the Fair Market Value of such share on the Entry Date of the Option Period in which the Employee elects to become a participant; and (ii) the Fair Market Value of such share on the Exercise Date with respect to such Option Period: provided, however, that in no event shall the Option Price per share be less than the part value of the Stock. The activity under the ESPP was not significant for the quarter ended March 31, 2019.

Notes to Condensed Consolidated Financial Statements (continued)

8. Net Income (Loss) Per share

Basic net income (loss) per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. For the three months ended March 31, 2019, the Company has excluded earn out shares as described in Note 1, as the effect would be anti-dilutive. For the three months ended March 31, 2018, the Company has excluded the potential effect of warrants to purchase shares of common stock totaling 800,349 shares, additional earn out shares, as described in Note 1, and the dilutive effect of stock options and restricted stock awards, as described in Note 7, in the calculation of diluted per share, as the effect would be anti-dilutive. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for all periods presented below.

	Three months ended March 31,
(in thousands, except share and per share data)	2019	2018
Numerator:
Net income (loss)	$11,634	$(442)
Denominator:
Weighted-average shares outstanding	145,413,574	123,946,264
Effect of dilutive common stock equivalents	943,109	-
Weighted-average shares outstanding	146,356,683	123,946,264

Net income (loss) per share - basic	$0.08	$(0.00)
Net income (loss) per share- diluted	$0.08	$(0.00)

9. Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate adjusted to reflect the tax impact of items discrete to the fiscal period. The annual effective tax rate calculation excludes subsidiaries with pre-tax losses for which no tax benefit can be recognized. The Company estimates its annual effective tax rate to be approximately 42.4% in 2019. The provision for income taxes results in an effective tax rate of 39.1% for the three months ended March 31,2019. The difference between the annual effective tax rate and the effective tax rate in the quarter is due to subsidiaries with pre-tax losses for which no tax benefit can be recognized and subsidiaries with pre-tax losses in jurisdictions with a zero percent tax rate that have been removed from pre-tax book income before the annual effective tax rate is applied. The amount of pre-tax book loss removed is approximately $5.6 million. The difference also includes the impact of a $3.2 million benefit primarily related to a change to the valuation allowance that is discrete to the fiscal period. This rate includes the impact of permanent differences and a decrease in the valuation allowance for certain disallowed interest in the United States and United Kingdom. The United States permanent differences are primarily related to the gain on the sale of the iContact assets related to Goodwill, nondeductible transaction costs, nondeductible public company costs, nondeductible equity compensation and income from Canadian subsidiaries that is taxable in the United States as a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The United Kingdom permanent differences are primarily related to nondeductible interest expense. The decrease in the valuation allowance in the U.S. is related to tax deferred interest expense.

The effective tax rate for the three months ended March 31, 2018 was a benefit of 97.7%. The benefit from income taxes for the three months ended March 31, 2018 resulted from a pre-tax loss and the impact of pre-tax losses for which no tax benefit can recognized, the impact of permanent differences and the increase in the valuation allowance expected to be necessary at the end of the year for certain disallowed interest.

The Company’s estimates related to liabilities for uncertain tax positions require it to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If it determines it is more likely than not that a tax position will be sustained based on its technical merits, the Company records the impact of the position in its condensed consolidated financial statements at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. The estimates are updated at each reporting date based on the facts, circumstances and information available. As of March 31, 2019, the Company believes the reasonably possible total amount of unrecognized tax benefits that could increase or decrease in the next twelve months as a result of various statute expirations, audit closures, and/or tax settlements would not be material to its condensed consolidated financial statements.

10. Commitments and Contingencies

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

Notes to Condensed Consolidated Financial Statements (continued)

11. Geographic Information

The following table lists revenue for the three months ended March 31, 2019 and 2018 by geographic region:

	Three months ended March 31,
(in thousands)	2019	2018
Revenue:
Americas - U.S.	$109,604	$106,399
Rest of Americas	16,775	15,365
EMEA	51,649	50,576
APAC	7,776	6,953
	$185,804	$179,293

The following table lists long-lived assets, net of amortization, as of March 31, 2019 and December 31, 2018 by geographic region:

(in thousands)	March 31, 2019	December 31, 2018
Long-lived assets, net
Americas – U.S.	$1,336,716	$1,101,919
Rest of Americas	138,520	130,797
EMEA	486,169	354,886
APAC	31,554	30,299
	$1,992,959	$1,617,901

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

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item should be read with our condensed consolidated financial statements and related notes included in Part I, Item 1 - “Financial Statements.” This item also contains forward-looking statements, which are subject to risks and uncertainties. Actual results may differ materially from those forward-looking statements. This discussion contains forward-looking statements about our business, operations, and industry that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations and intentions. Throughout this section, unless otherwise noted “we”, “us” and the “Company” refer to Cision Ltd. and its consolidated subsidiaries. Refer to “Forward-Looking Statements” for additional information. Certain amounts in this section may not foot due to rounding.

Overview

We are a leading global provider of PR software, media distribution, media intelligence and related professional services, according to Burton-Taylor International Consulting LLC, as measured by total revenue. Public relations and communications professionals use our products and services to help manage, execute, and measure their strategic public relations and communications programs. Similar to Bloomberg for finance professionals, LinkedIn for HR professionals, and Salesforce for sales professionals, we are an industry standard SaaS solution for PR and marketing professionals and are deeply embedded in industry workflow.

We deliver a sophisticated, easy-to-use platform for communicators to reach relevant media influencers and craft compelling campaigns that impact customer behavior. With rich monitoring and analytics, Cision Communications Cloud (“C3”), a cloud-based platform that integrates each of our point solutions into a single unified interface, arms brands with the insights they need to link their earned media to strategic business objectives, while aligning it with owned and paid channels. This platform enables companies and brands to build consistent, meaningful and enduring relationships with influencers and buyers in order to amplify their marketplace influence. We have more than 50,000 customers and an expansive global reach, spanning most major international markets around the globe including Canada, China, India, EMEA, and Latin America. Our total international sales across all countries accounted for 40% of our 2018 revenue.

We provide our comprehensive solution principally through subscription contracts which are generally one year or longer, with different tiers of pricing depending on the level of functionality and customer support required. Our SaaS delivery model provides a stable recurring revenue base. In 2018, we generated $730.4 million of revenue, approximately 85% of which was generated by customers purchasing services on a subscription or recurring basis. We consider services recurrent if customers routinely purchase these services from us pursuant to negotiated “rate card” or similar arrangements, even if we do not have subscription agreements with them. In 2018, our top 25 customers accounted for approximately 6.8% of our revenue.

We have undergone a strategic transformation since GTCR’s initial investment in 2014, evolving into a PR and marketing software leader through a series of complementary acquisitions. The acquisitions of Cision and Vocus, Inc. (“Vocus”) in 2014 and their subsequent merger established the foundation of the core media database, monitoring and analysis business. Over the twelve months following this initial merger, we acquired Discovery Group Holdings Ltd. (“Gorkana”) to expand our global footprint and also completed acquisitions of Visible, Inc. (“Visible”) and Viralheat, Inc. (“Viralheat”) to enhance our social media functionality. The subsequent acquisition of PRN Group (“PR Newswire”) in 2016 added the depth and breadth of a global distribution network and making us, we believe, to be the only vendor with a comprehensive global solution for PR professionals. Following these acquisitions, in October 2016, we introduced our C3 platform. In the first quarter of 2017, we acquired Bulletin Intelligence, LLC, Bulletin News Network, LLC and Bulletin News Investment, LLC (collectively, “Bulletin Intelligence”) to expand our capability to provide expert-curated executive briefings for the Executive Office of the President and corporate C-Suite executives. In the second quarter of 2017, we acquired L’Argus de la Presse (“Argus”), a Paris-based provider of media monitoring services to expand our media monitoring solutions and enhance our access to French media content. We acquired CEDROM-SNi Inc. (“CEDROM”) in December 2017 and PRIME Research Group (“Prime”) in January 2018 in order to further expand upon our media measurement and analysis services and improve our digital media monitoring solutions. We acquired Falcon.io (“Falcon”) in January 2019 to improve our social media monitoring and engagement capabilities. We also acquired TrendKite, Inc. (“TrendKite”) in January 2019 to enhance our influencer database and improve our media monitoring and analytics capabilities. After a detailed review of Cision’s long-term business strategy and as a result of our desire to focus on C3, we sold our email marketing business, iContact, in January 2019.

Acquisitions and Divestitures

We made two acquisitions and divested one asset during the three months ended March 31, 2019.

Acquisition of Falcon.io On January 3, 2019, we completed our acquisition of Falcon. The purchase price was approximately €102.4 million ($117.8 million) and consisted of approximately €52.6 million ($60.5 million) in cash consideration, the issuance of approximately 5.1 million ordinary shares valued at €49.8 million ($57.3 million), and up to €5.2 million ($6.0 million) of deferred payments due within 12 months in cash of €2.4 million ($2.8 million) and ordinary shares of €2.8 million ($3.2 million). The cash portion of the consideration was funded with a combination of cash on hand and borrowings under our Revolving Credit Facility. We drew approximately $40.0 million of dollar borrowings under our Revolving Credit Facility in connection with the closing of the Falcon acquisition, all of which was repaid during the quarter ended March 31, 2019.

Acquisition of TrendKite. On January 23, 2019, we completed our acquisition of TrendKite. The purchase price was approximately $219.0 million, consisting of approximately $94.1 million in cash and approximately 10.3 million ordinary shares valued at $124.9 million. The acquisition of TrendKite will enhance the ability of our customer base to demonstrate and measure the business impact of their earned media communications.

Divestiture of iContact. On January 22, 2019, we sold our email marketing business, iContact, to a strategic buyer. The sale of iContact resulted from a detailed review of our long-term business strategy and desire to focus on C3. We divested iContact for approximately $49.3 million of cash consideration, with up to an additional $4.0 million in cash based upon meeting certain business performance measures over the next 12 months.

The results of operations of these acquired businesses and divestures have been included in our financial statements since the applicable acquisition date or through the divestiture date.

For more information regarding these transactions, see Note 3 to our condensed consolidated financial statements included elsewhere in this report.

Sources of Revenues

We account for revenue contracts with customers by applying the requirements of ASC 606, Revenue Form Contracts With Customers (“ASC 606”).

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

The subscription services include access to our cloud-based software platform, hosting services, content and content updates and customer support. Our subscription agreements are typically one year in length and are typically non-cancelable with customers having the right to terminate their agreements only if we materially breach our obligations under the agreement. Software subscription agreements for our platform do not provide customers the right to take possession of the software at any time. We do not charge customers an upfront fee for use of the technology. Implementation activities are insignificant and not subject to a separate fee. In certain cases, we charge annual membership fees which are recognized over the one-year membership period.

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

Depreciation and Amortization.  Depreciation includes depreciation of property, equipment and software. Assets acquired under capital leases and leasehold improvements are amortized. Amortization of assets acquired under capital leases is included in depreciation and amortization expense. When assets are retired or otherwise disposed of, the asset and related accumulated depreciation are eliminated from the accounts and resulting gain or loss is recorded in the results of operations. Amortization of intangible assets consist primarily of the amortization of intangibles related to trade name, brand and customer relationships acquired through our acquisitions.

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

Impact of Foreign Exchange Rates

We report in U.S. dollars, and the functional currency of our foreign operating subsidiaries is the local currency, including the British Pound, the Euro, the Swedish Krona and the Canadian Dollar. Many of these currencies have weakened significantly against the U.S. dollar since the end of 2014. For the fiscal year ended December 31, 2018, approximately 40% of our revenues are generated in non-U.S. dollar-denominated currencies. The financial statements of these subsidiaries are translated into U.S. dollars using exchange rates in effect at each balance sheet date for assets and liabilities and average exchange rates during the period for revenues and expenses. To the extent we experience significant currency fluctuations, our results of operations may be impacted.

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

Results of Operations

This section includes a summary of our historical results of operations, followed by detailed comparisons of our results for the three months ended March 31, 2019 and 2018. We have derived this data from our unaudited condensed consolidated financial statements included elsewhere in this report.

The following table shows certain income statement data in thousands of dollars and percentages for the periods indicated:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
Revenue	$185,804	100.0%	$179,293	100.0%
Cost of revenue	66,053	35.5%	64,278	35.9%
Gross profit	119,751	64.5%	115,015	64.1%
Operating costs and expenses:
Sales and marketing	33,233	17.9%	29,708	16.6%
Research and development	8,543	4.6%	6,700	3.7%
General and administrative	51,965	28.0%	46,222	25.8%
Amortization of intangible assets	18,811	10.1%	20,250	11.3%
Total operating costs and expenses	112,552	60.6%	102,880	57.4%
Operating income	7,199	3.9%	12,135	6.8%
Non operating income (losses):
Foreign exchange gains (losses)	3,082	1.7%	(7,883)	(4.4)%
Interest and other income, net	317	0.2%	(256)	(0.1)%
Gain on sale of business	28,144	15.1%	-	-%
Interest expense	(19,273)	(10.4)%	(19,688)	(11.0)%
Loss on extinguishment of debt	(355)	(0.2)%	(2,432)	(1.4)%
Total non operating income (loss)	11,915	6.4%	(30,259)	(16.9)%
Income (loss) before income taxes	19,114	10.3%	(18,124)	(10.1)%
Provision for (benefit from) income taxes	7,480	4.0%	(17,682)	(9.9)%
Net income (loss)	$11,634	6.3%	$(442)	(0.2)%

Net Income (Loss) to Adjusted EBITDA Reconciliation

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

The presentation of U.S. non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP. Investors should read this discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and the related notes thereto also included within.

The following table outlines the reconciliation from net income (loss) to Adjusted EBITDA for the periods indicated:

(in thousands)	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net income (loss)	$11,634	$(442)
Depreciation and amortization	31,021	33,277
Interest expense and loss on extinguishment of debt	19,628	22,120
Income tax	7,480	(17,682)
Acquisition and offering related costs	19,336	10,887
Stock-based compensation	2,081	1,341
Deferred revenue reduction from purchase accounting	3,081	869
Gain on sale of business	(28,144)	-
Unrealized translation loss	(3,008)	7,864
Adjusted EBITDA	$63,109	$58,234

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Revenue

Revenue increased $6.5 million, or 3.6%, from $179.3 million for the three months ended March 31, 2018 to $185.8 million for the three months ended March 31, 2019. The change in the U.S. dollar versus other foreign currencies in 2019 compared to 2018 decreased revenue by approximately $4.8 million for the three months ended March 31, 2019. After adjusting for the change in the U.S. dollar versus other foreign currencies, the increase in revenue was primarily driven by our acquisitions of Prime, Falcon and TrendKite, and growth in our Americas and APAC operations, offset by our divestiture of iContact on January 22, 2019, and declines in our EMEA operations. Revenue from our acquisitions of Prime, Falcon and TrendKite was $21.8 million for the three months ended March 31, 2019 versus $9.3 million for the three months ended March 31, 2018. Revenue from our APAC operations, excluding our acquisitions of Prime, Falcon and TrendKite, increased $0.8 million for the three months ended March 31, 2019, due to net growth in subscription and transaction revenues. Revenue from our Americas operations, excluding our acquisitions of Prime, Falcon and TrendKite, and the divestiture of iContact increased $4.2 million for the three months ended March 31, 2019, due primarily to net growth in subscription and transaction revenues. Revenue from our EMEA operations, excluding our acquisitions of Prime, Falcon and TrendKite, decreased $4.6 million for the three months ended March 31, 2019, due primarily to subscription and transaction revenue declines as a result of lost customers and lower customer spend from retained customers that were greater than customers won and increased spend from retained customers in the UK and France. Revenue from iContact was $7.7 million for the three months ended March 31, 2018 and $1.4 million for the three months ended March 31, 2019. For the three months ended March 31, 2019, the change in the U.S. dollar versus other foreign currencies, principally the Euro, the British Pound, and the Canadian Dollar, decreased our EMEA revenue by approximately $3.7 million, decreased our Americas revenue by approximately $0.8 million, and decreased our APAC revenue by approximately $0.3 million.

Cost of Revenue

Cost of revenue increased $1.8 million, or 2.8%, from $64.3 million for the three months ended March 31, 2018 to $66.1 million for the three months ended March 31, 2019. The change in the U.S. dollar versus other foreign currencies in 2019 compared to 2018 decreased our cost of revenue by approximately $2.0 million for the three months ended March 31, 2019. After adjusting for the change in the U.S. dollar versus other foreign currencies, the increase in cost of revenue was primarily driven by our acquisitions of Prime, Falcon and TrendKite, increases in content and distribution costs, and an increase in professional fees and outside services, offset by our divestiture of iContact, a decrease in depreciation and amortization expenses, and a decrease in employee compensation and related costs. Cost of revenue from Prime, Falcon and TrendKite was $11.9 million for the three months ended March 31, 2019 versus $7.2 million for the three months ended March 31, 2018. Content and distribution costs, excluding our acquisitions of Prime, Falcon and TrendKite and the divestiture of iContact, increased by $2.2 million in the three months ended March 31, 2019 versus the prior year period. Professional fees and outside services costs, excluding our acquisitions of Prime, Falcon and TrendKite and the divestiture of iContact, increased by $0.2 million in the three months ended March 31, 2019 versus the prior year period. iContact cost of revenue was $2.6 million in the three months ended March 31, 2018 and $0.9 million for the three months ended March 31, 2019. Employee compensation and related costs, excluding our acquisitions of Prime, Falcon and TrendKite and the divestiture of iContact, decreased $3.0 million in the three months ended March 31, 2019 versus the prior year period. Depreciation and amortization expense, excluding our acquisitions of Prime, Falcon and TrendKite and the divestiture of iContact, decreased by $0.9 million in the three months ended March 31, 2019 versus the prior year period.

Sales and Marketing

Sales and marketing expenses increased $3.5 million, or 11.9%, from $29.7 million for the three months ended March 31, 2018 to $33.2 million for the three months ended March 31, 2019. The change in the U.S. dollar versus other foreign currencies in 2019 compared to 2018 decreased our sales and marketing expenses by approximately $0.7 million for the three months ended March 31, 2019. After adjusting for the change in the U.S. dollar versus other foreign currencies, the increase in sales and marketing expenses was primarily driven by our acquisitions of Prime, Falcon and TrendKite, and an increase in sales and marketing compensation expense, offset by reduced marketing program expenditures, reduced professional services fees, the divestiture of iContact and an increase in the value of the U.S. dollar versus a number of foreign currencies, principally the Euro, the British Pound, and the Canadian Dollar. Sales and marketing expenses from Prime, Falcon and TrendKite was $6.1 million for the three months ended March 31, 2019 versus $0.2 million for the three months ended March 31, 2018. Sales and marketing compensation and related costs, excluding our acquisitions of Prime, Falcon and TrendKite and the divestiture of iContact, increased $0.2 million in the three months ended March 31, 2019 versus the prior year period. Marketing program expenditures, excluding our acquisitions of Prime, Falcon and TrendKite and the divestiture of iContact, declined by approximately $0.5 million in the three months ended March 31, 2019 versus the prior year period. Professional fees, excluding our acquisitions of Prime, Falcon and TrendKite and the divestiture of iContact, decreased by $0.5 million in the three months ended March 31, 2019 versus the prior year period. Sales and marketing expenses from iContact were $1.3 million for the three months ended March 31, 2018, and $0.4 million for the three months ended March 31, 2019.

Research and Development

Research and development expenses increased $1.8 million, or 27.5%, from $6.7 million for the three months ended March 31, 2018 to $8.5 million for the three months ended March 31, 2019. This increase was primarily driven by our acquisitions of Prime, Falcon and TrendKite, and an increase in professional fees, offset by lower compensation and related costs, lower depreciations expense, and the divestiture of iContact. Research and development expenses from Prime, Falcon and TrendKite were $2.7 million for the three months ended March 31, 2019 versus $0.3 million for the three months ended March 31, 2018. Professional fees, excluding our acquisitions of Prime, Falcon and TrendKite and the divestiture of iContact, increased by $0.1 million in the three months ended March 31, 2019 versus the prior year period. Compensation and related costs, excluding our acquisitions of Prime, Falcon and TrendKite and the divestiture of iContact, decreased $0.2 million in the three months ended March 31, 2019 versus the prior year period. Depreciation expense, excluding our acquisitions of Prime, Falcon and TrendKite and the divestiture of iContact, decreased by $0.4 million in the in the three months ended March 31, 2019 versus the prior year period. The change in the U.S. dollar versus other foreign currencies in 2019 compared to 2018 had a nominal impact on our research and development expenses for the three months ended March 31, 2019.

General and Administrative

General and administrative expenses increased $5.7 million, or 12.4%, from $46.2 million for the three months ended March 31, 2018 to $52.0 million for the three months ended March 31, 2019. The change in the U.S. dollar versus other foreign currencies, principally the Euro, the British Pound, and the Canadian Dollar, in 2019 compared to 2018 decreased our general and administrative expenses by approximately $1.5 million for the three months ended March 31, 2019. After adjusting for the change in the U.S. dollar versus other foreign currencies, the increase in general and administrative expenses was primarily driven by our acquisitions of Prime, Falcon and TrendKite, and an increase in acquisition related costs, offset by a decrease compensation related costs, a decrease in bad debt expense, a decrease in rent and related costs, a decrease in professional fees, and reduced depreciation expense. General and administrative expenses from Prime, Falcon and TrendKite were $8.2 million for the three months ended March 31, 2019 versus $1.1 million for the three months ended March 31, 2018. Our acquisition related expenses increased by $4.6 million during the three months ended March 31, 2019 versus the prior year period. Compensation related expenses decreased by $1.7 million during the three months ended March 31, 2019 versus the prior year period, bad debt expense decreased by $1.3 million during the three months ended March 31, 2019 versus the prior year period, and rent and related expenses decreased $0.5 million during the three months ended March 31, 2019 versus the prior year period. Depreciation expense decreased by $0.2 million during the three months ended March 31, 2019 versus the prior year period, and professional services fees decreased $0.9 million during the three months ended March 31, 2019 versus the prior year period.

Foreign Exchange Gains (Losses)

We recognized a $3.1 million foreign exchange gain for the three months ended March 31, 2019 and a $7.9 million foreign exchange loss for the three months ended March 31, 2018 due to fluctuations in foreign exchange rates that impacted the carrying value of certain intercompany notes and our 2017 First Lien Euro Term Credit Facility.

Gain on Sale of Business

We recognized a gain on the disposal of our iContact business of $28.1 million during the three months ended March 31, 2019.

Interest Expense

Interest expense decreased $0.4 million, or 2.1%, from $19.7 million for the three months ended March 31, 2018 to $19.3 million for the three months ended March 31, 2019. This decrease was primarily due to lower interest rates on our debt resulting from the debt repricing transactions of our 2017 First Lien Credit Facility on February 8, 2018 and October 22, 2018 that lowered interest rates, that were partially offset by an increase in LIBOR rates, and the write-off of approximately $0.4 million of deferred financing costs that was the result of our entering into an incremental facility amendment (the “January 2019 Incremental Amendment”) to the credit agreement on January 11, 2019. The January 2019 Incremental Amendment provided for an incremental $75.0 million dollar-denominated term loan facility (the “Incremental Facility”). The terms of the January 2019 Incremental Facility are substantially identical to the terms of other term loan borrowings under the 2017 First Lien Credit Facility. During the three months ended March 31, 2019, we did not make any voluntary prepayments under our 2017 First Lien Credit Facility.

Loss on Extinguishment of Debt

We had a loss on extinguishment of debt of $0.4 million and $2.4 million for the three months ended March 31, 2019 and 2018, respectively.

Provision For (Benefit From) Income Taxes

For the three months ended March 31, 2019, we recorded a provision for income taxes of $7.5 million versus a benefit from income taxes of $17.7 million for the three months ended March 31, 2018. The provision for income taxes for the three months ended March 31, 2019 is a result of using the annual effective tax rate methodology. The annual effective tax rate was impacted by excluding subsidiaries with pre-tax losses for which no tax benefit can be recognized in the calculation of the estimated annual effective tax rate, unfavorable permanent differences and a decrease to the valuation allowance in the United States. The United States permanent differences are primarily related to the gain on the sale of the iContact assets related to Goodwill, nondeductible transaction costs, nondeductible public company costs, nondeductible equity compensation and income from the Canadian subsidiaries that is taxable in the United States as a result of the Tax Cuts and Jobs Act of 2017. The United Kingdom permanent differences are primarily related to nondeductible interest expense.

The benefit from income taxes for the three months ended March 31, 2018 resulted from a pre-tax loss and the impact of pre-tax losses for which no tax benefit can recognized, the impact of permanent differences and the increase in the valuation allowance expected to be necessary at the end of the year for certain disallowed interest.

Other Comprehensive Income (Loss)

Other comprehensive income decreased $0.2 million for the three months ended March 31, 2019 to $6.9 million, from a comprehensive income of $7.1 million for the three months ended March 31, 2018. This decrease was primarily the result of foreign currency translation gains that resulted from significant depreciation of the US dollar versus the British Pound that impacted the carrying value of intangibles and goodwill in our UK subsidiaries.

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

We believe that our existing cash on hand and cash flow from operations will be sufficient to fund our currently anticipated working capital, capital expenditure, and debt service requirements, for at least the next twelve months. While we have a history of a negative working capital position, as calculated by subtracting current liabilities from current assets, substantially all of this negative balance is created by deferred revenue, which does not represent a liability that will be settled in cash. As of March 31, 2019, excluding both cash balances and deferred revenue, our current assets exceed our current liabilities by $9.8 million.

The dollar and Euro tranches of our 2017 First Lien Credit Facility require quarterly principal repayments in the amount of $2.8 million and €0.6 million per quarter, respectively, which are insignificant compared to the cash we expect to generate from operations. The 2017 First Lien Credit Facility does not mature until 2023, and therefore is not considered to impact our liquidity needs over the next several years. We have been in compliance with all of our applicable credit facility covenants through March 31, 2019.

Our cash flow from operations in all periods to date has been adversely impacted by the cash costs incurred to execute the strategic business combinations we have made, which include acquisition fees and expenses and integration costs required to achieve synergies. Acquisition-related costs and expenses for historical periods are reflected in the Net Income (Loss) to Adjusted EBITDA Reconciliation included elsewhere in this report. While the execution of these strategic business combinations use short-term operating cash, they generate significant long-term cost reductions, revenue synergies and substantial incremental operating cash flow, once fully integrated. We believe that this incremental cash flow will be substantial and will enable us to fund cash interest payments.

For the three months ended March 31, 2019, net cash provided by operating activities was $28.9 million, after deducting the cash costs incurred to execute the strategic business combinations and the divestiture that we made during the three months ended March 31, 2019. For the three months ended March 31, 2019, net cash used in investing activities was $116.0 million. For the three months ended March 31, 2019, net cash provided by financing activities was $65.4 million, which included the proceeds received from our January 2019 Incremental Amendment.

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

As of March 31, 2019, we had $82.9 million of cash and cash equivalents on hand, and we had aggregate unused availability of $98.6 million under our 2017 Revolving Credit Facility. Borrowings under this facility bear interest at a variable rate and are a significant source of our liquidity. Our liquidity needs, including our funding of acquisition activities, causes the aggregate amount of outstanding borrowings under our 2017 Revolving Credit Facility to fluctuate. Accordingly, the amount of borrowing capacity available to us can fluctuate depending on operating cash flows, debt service requirements and acquisition and investment activity.

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

As of March 31, 2019, $43.7 million of cash and cash equivalents were held outside of the United States (inclusive of the controlled foreign corporations owned by the U.S.). We have not provided for income taxes on $66.5 million of undistributed earnings of our foreign subsidiaries, other than certain Canadian subsidiaries, as the earnings are considered permanently reinvested. Notwithstanding this, since the enactment of U.S. tax reform legislation, we have recorded a $6.2 million transition tax and a $3.5 million tax on GILTI income related to our Canadian subsidiaries. This amount includes an estimated $2.8 million of Canadian withholding taxes on the future repatriation of cash from Canada to the United States. The United States does not currently have accumulated earnings and profits and the majority of the other foreign jurisdictions can distribute their earnings to us without significant additional taxation. Accordingly, we have determined that any deferred tax liability associated with a distribution of the undistributed earnings would be immaterial.

Debt Obligations

The following describes the components of our debt obligations as of March 31, 2019. For more information regarding these transactions, see Note 6 to our condensed consolidated financial statements included elsewhere in this report.

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

On December 14, 2017, we entered into an incremental facility amendment to the 2017 First Lien Credit Facility (the “December 2017 Incremental Amendment”). The December 2017 Incremental Amendment provided for an incremental $75.0 million dollar-denominated term loan facility. The proceeds from the December 2017 Incremental Amendment were used to fund the Prime acquisition.

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

On October 22, 2018, we repriced our $1,417 million 2017 First Lien Credit Facility (the “October 2018 Repricing”). The repriced first lien credit agreement consisted of a $75.0 million revolving loan facility and a $1,342 million term loan facility. The term loan facility consisted of $1,032 million of U.S. dollar borrowings and €249 million of Euro borrowings. The term loans and revolving borrowings were repriced at an interest rate of LIBOR plus 2.75% for dollar borrowings and EURIBOR plus 3.00% for Euro borrowings. We incurred approximately $2.3 million in financing costs in connection with the October 2018 Repricing of the 2017 First Lien Credit Facility of which $0.3 million are being amortized using the effective interest method. As a result of this transaction, we recorded a loss on extinguishment of $7.0 million.

On December 28, 2018, we entered into an incremental facility amendment (the “December 2018 Incremental Amendment”) to the credit agreement. As a result of the December 2018 Incremental Amendment, available borrowings under the revolving credit facility increased from $75.0 million to $100.0 million.

On January 11, 2019, we entered into the January 2019 Incremental Amendment to the credit agreement. The January 2019 Incremental Amendment provides for an incremental $75.0 million dollar-denominated term loan facility.

On April 30, 2018, June 29, 2018 and September 28, 2018 we made voluntary prepayments of $30.0 million, $10.0 million and $10.0 million, respectively. As March 31, 2019, we had no outstanding borrowings and $1.4 million of outstanding letters of credit under our 2017 Revolving Credit Facility and $1,320.5 million outstanding under the 2017 First Lien Term Credit Facility.

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

Revolving borrowings in Canadian dollars bear interest at the adjusted Canadian dollar banker’s acceptance rate plus an applicable margin. Following the October 2018 Repricing, the margin applicable to loans under the 2017 Revolving Credit Facility bearing interest at the alternate base rate, the adjusted LIBOR, and the adjusted Euro interbank offered rate bear interest at rates of 2.25%, 3.25%, and 3.50%, respectively. As of March 31, 2019, the applicable interest rate under the 2017 First Lien Dollar Term Credit Facility and the 2017 First Lien Euro Term Credit Facility was 5.35% and 3.00%, respectively.

 We are obligated to make quarterly principal payments under the 2017 First Lien Dollar Term Credit Facility of $2.8 million (which amount may be reduced by the application of voluntary and mandatory prepayments pursuant to the terms of the 2017 First Lien Credit Facility), with the remaining balance due June 16, 2023. We are obligated to make quarterly principal payments under the 2017 First Lien Euro Term Credit Facility of €0.6 million (which amount may be reduced by the application of voluntary and mandatory prepayments pursuant to the terms of the 2017 First Lien Credit Facility), with the remaining balance due June 16, 2023. The maturity date of the 2017 Revolving Credit Facility is June 16, 2023.

We may also be required to make certain mandatory prepayments of the 2017 First Lien Term Credit Facility out of excess cash flow and upon the receipt of proceeds of asset sales and certain insurance proceeds (in each case, subject to certain minimum dollar thresholds and rights to reinvest the proceeds as set forth in the 2017 First Lien Credit Facility). For the fiscal year ended December 31, 2017, no mandatory prepayments were due pursuant to the terms of the 2017 First Lien Term Credit Facility. No mandatory prepayments were made for the fiscal year ended December 31, 2018. No excess cash flow payments were required during the year ended December 31, 2018.

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

Cash Flow Analysis

The following tables reflect the changes in cash flows for the comparative periods presented.

	Three Months Ended March 31,
(in thousands)	2019	2018	Net Change
Net cash provided by (used in):
Operating activities	$28,893	$36,303	$(7,410)
Investing activities	(115,986)	(71,485)	(44,501)
Financing activities	65,443	(6,366)	71,809
Effect of exchange rate changes on cash and cash equivalents	394	742	(348)
Net change in cash and cash equivalents	$(21,256)	$(40,806)	$19,550

Cash Flow Provided By Operating Activities

Net cash flows from operating activities consist of net income (loss) adjusted for non-cash items, such as: depreciation and amortization of property and equipment and intangible assets, non-cash interest charges, deferred income taxes, unrealized currency translation losses, equity-based compensation, and for changes in net working capital assets and liabilities. The impact of changes in deferred income taxes primarily relates to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Generally, the most significant factor impacting changes in deferred income taxes relates to nondeductible amortization expense associated with intangible assets.

Net cash provided by operating activities was $28.9 million for the three months ended March 31, 2019. Net cash provided by operating activities for the three months ended March 31, 2019 reflects operating profit of $11.6 million, adjusted for non-cash items and an $18.4 million increase in deferred revenue due to the timing of invoicing to our subscription customers, a $2.8 million increase in prepaid expenses and other current assets, a $6.2 million increase in accounts receivable, and a $2.7 million decrease in accounts payable, a $4.4 million decrease in ROU assets, a $2.1 million decrease in operating lease liabilities, a $5.1 million increase in accrued compensation and benefits due to severance costs during the period, and a $3.7 million increase in other liabilities.

Net cash provided by operating activities for the three months ended March 31, 2018 was $36.3 million. Net cash provided by operating activities for the three months ended March 31, 2018 reflects a $20.9 million increase in deferred revenue due to the timing of invoicing to our subscription customers, a $6.8 million increase in accounts receivable due to the timing of customer invoicing, a $3.0 million increase in prepaid expenses and other current assets primarily due to the timing of advance payments for business expenses, and a $3.3 million decrease in other accrued expenses due to the timing of vendor invoices.

Cash Flow Used In Investing Activities

Net cash used in investing activities was $116.0 million for the three months ended March 31, 2019, which reflects $148.5 million used for our acquisitions of Falcon and TrendKite, net of cash acquired, and $44.9 million of net proceeds from our disposal of our email marketing assets, after funds deposited in escrow and transaction expenses. Net cash used in investing activities in the three months ended March 31, 2019 also reflects capitalized software development costs of $8.0 million and purchases of property and equipment of $4.4 million.

Net cash used in investing activities was $71.5 million for the three months ended March 31, 2018 which reflects $62.7 million used for our acquisition of Prime, net of cash acquired. Net cash used in investing activities in the three months ended March 31, 2018 also reflects capitalized software development costs of $5.0 million and purchases of property and equipment of $3.7 million.

Cash Flow Provided By/(Used In) Financing Activities

Net cash provided by financing activities was $65.4 million for the three months ended March 31, 2019 which reflects $74.0 million of proceeds, net of expenses, from our term credit facility, repayments on the credit facility of $3.5 million, $3.7 million in contingent consideration, $1.6 million in deferred financing payments and $0.3 million of proceeds from the exercise of stock options.

Net cash used in financing activities was $6.4 million for the three months ended March 31, 2018, which reflects $3.4 million in repayments of our term loan facility, $0.1 million in deferred financing payments, and contingent consideration payments of $2.9 million related to the Bulletin Intelligence earnout agreement.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet transactions or interests.

Summary of Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. There were no significant changes to critical accounting policies and estimates from those disclosed in Critical Accounting Policies and Estimates within Cision’s Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed with the SEC on March 1, 2019.

Recent Accounting Pronouncements

ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize ROU assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. We adopted ASU 2016-02 effective for the three months ended March 31, 2019. See Note 2 to our Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

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

Interest Rate Risk

Our 2017 First Lien Credit Facility bears interest at variable rates based on LIBOR plus a fixed margin. As of March 31, 2019, we had $1,320.5 million in outstanding borrowings under our 2017 First Lien Credit Facility. Through June 30, 2019, at LIBOR and EURIBOR rates below 3.5% and 0.5%, respectively, 100.0% of our outstanding borrowings bear interest at variable rates. Outstanding borrowings under our 2017 First Lien Credit Facility are subject to a 1% LIBOR floor. As of March 31, 2019, the 3-month LIBOR rate and 3-month EURIBOR rate were approximately 2.6% and 0.0%, respectively. A hypothetical 1% increase in the interest rate on our indebtedness as of March 31, 2019 would increase our cash interest expense by approximately $13.2 million per annum.

Foreign Exchange Risk

The reporting currency for all periods presented is the U.S. dollar. The functional currency for our foreign operating subsidiaries is the local currency, including the British Pound, the Euro, the Swedish Krona and the Canadian Dollar. These currencies all weakened significantly against the U.S. dollar. Approximately 40% of our 2018 revenues were generated in non-U.S. dollar-denominated currencies. The financial statements of these subsidiaries are translated into U.S. dollars using exchange rates in effect at each balance sheet date for assets and liabilities and average exchange rates during the period for revenues and expenses. The resulting translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

Item 4. – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2019. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2019 because of a material weakness in our internal control over financial reporting relating to the design and maintenance of information technology general controls for certain information systems relevant to the preparation of financial statements.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1. – Legal Proceedings

From time to time, we are subject to various litigation incidental to our business and to governmental investigations related to our products and services. We are not currently party to any legal proceedings or investigations that would reasonably be expected to have a material adverse effect on our business or financial condition. See “Risk Factors — We are the subject of continuing litigation and governmental inquiries.” in our Annual Report on Form 10-K filed with the SEC on March 1, 2019.

Item 1A. – Risk Factors

At March 31, 2019, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 1, 2019, which is accessible on the SEC’s website at www.sec.gov.

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

CISION LTD.

Dated: May 10, 2019	By:	/s/ Jack Pearlstein
	Name:	Jack Pearlstein
	Title:	Chief Financial Officer

	By:	/s/ Steve Solomon
	Name:	Steve Solomon
	Title:	Chief Accounting Officer