Form 10-Q
period 2019-06-30
CISION LTD.
filed 2019-08-09
CIK 1701040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ⌧	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

Securities registered pursuant to Section 12(d) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, par value $0.0001 per share	CISN	New York Stock Exchange

The number of ordinary shares, par value $0.0001 per share, of the registrant outstanding at August 5, 2019 was 148,384,467.

CISION LTD. AND ITS SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

Item 1. – Financial Statements

Cision Ltd. and its Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share and share amounts)

(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$74,401	$104,769
Accounts receivable, net	137,111	120,882
Prepaid expenses and other current assets	36,606	22,824
Total current assets	248,118	248,475
Property and equipment, net	62,131	57,210
Other intangible assets, net	404,205	377,146
Goodwill	1,425,008	1,171,859
Operating lease right-of-use assets	61,841	—
Deferred tax asset	4,171	4,034
Other assets	10,018	7,652
Total assets	$2,215,492	$1,866,376
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$13,996	$13,210
Accounts payable	12,878	15,603
Accrued compensation and benefits	34,610	29,323
Operating lease liabilities	14,214	—
Other accrued expenses	60,314	82,507
Current portion of deferred revenue	170,738	139,725
Total current liabilities	306,750	280,368
Long-term debt, net of current portion	1,274,267	1,205,760
Deferred revenue, net of current portion	1,038	1,098
Operating lease liabilities, net of current portion	62,972	—
Deferred tax liability	74,564	69,232
Other liabilities	10,359	21,601
Total liabilities	1,729,950	1,578,059
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value, 480,000,000 shares authorized; 148,351,227 and 132,716,541 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	15	13
Additional paid-in capital	984,663	797,222
Accumulated other comprehensive loss	(63,035)	(68,941)
Accumulated deficit	(436,101)	(439,977)
Total stockholders’ equity	485,542	288,317
Total liabilities and stockholders’ equity	$2,215,492	$1,866,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cision Ltd. and its Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	$190,496	$187,475	$376,300	$366,768
Cost of revenue	68,779	66,757	134,832	131,035
Gross profit	121,717	120,718	241,468	235,733
Operating costs and expenses
Sales and marketing	32,429	28,419	65,662	58,127
Research and development	7,325	8,290	15,868	14,990
General and administrative	45,511	41,538	97,476	87,760
Amortization of intangible assets	18,863	20,264	37,674	40,514
Total operating costs and expenses	104,128	98,511	216,680	201,391
Operating income	17,589	22,207	24,788	34,342
Non operating income (expense):
Foreign exchange gains (losses)	(5,226)	15,964	(2,144)	8,081
Interest and other income, net	244	348	561	92
Gain on sale of business	—	—	28,144	—
Interest expense	(18,910)	(20,474)	(38,183)	(40,162)
Loss on extinguishment of debt	—	—	(355)	(2,432)
Total non operating loss	(23,892)	(4,162)	(11,977)	(34,421)
Income (loss) before income taxes	(6,303)	18,045	12,811	(79)
Provision for income taxes	1,455	24,628	8,935	6,946
Net income (loss)	$(7,758)	$(6,583)	$3,876	$(7,025)
Other comprehensive income (loss) - foreign currency translation adjustments	(945)	(25,392)	5,906	(18,317)
Comprehensive income (loss)	$(8,703)	$(31,975)	$9,782	$(25,342)
Net income (loss) per share:
Basic	$(0.05)	$(0.05)	$0.03	$(0.06)
Diluted	$(0.05)	$(0.05)	$0.03	$(0.06)
Weighted-average shares outstanding used in computing per share amounts:
Basic	148,070,969	127,392,151	146,749,612	125,678,727
Diluted	148,070,969	127,392,151	146,833,535	125,678,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cision Ltd. and its Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share amounts)

(Unaudited)

	Share Capital		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders’
	Shares	$	Capital	Comprehensive Loss	Deficit	Equity (Deficit)
Balances at December 31, 2017	122,634,922	$12	$771,813	$(35,111)	$(420,345)	$316,369
Adoption of new accounting standards	—	—	—	(986)	4,762	3,776
Issuance of shares for acquisition	1,735,269	—	20,144	—	—	20,144
Vesting of RSU’s	375	—	—	—	—	—
Equity-based compensation expense	—	—	1,341	—	—	1,341
Net loss	—	—	—	—	(442)	(442)
Foreign currency translation adjustments	—	—	—	7,075	—	7,075
Balances at March 31, 2018	124,370,566	$12	$793,298	$(29,022)	$(416,025)	$348,263
Conversion of warrants to common stock	6,342,989	1	(1)	—	—	—
Equity-based compensation expense	—	—	868	—	—	868
Net loss	—	—	—	—	(6,583)	(6,583)
Foreign currency translation adjustments	—	—	—	(25,392)	—	(25,392)
Balances at June 30, 2018	130,713,555	$13	$794,165	$(54,414)	$(422,608)	$317,156

	Share Capital		Additional Paid-in	Accumulated Other	Accumulated	Total Stockholders’
	Shares	$	Capital	Comprehensive Loss	Deficit	Equity (Deficit)
Balances at December 31, 2018	132,716,541	$13	$797,222	$(68,941)	$(439,977)	$288,317
Issuance of shares for acquisitions	15,591,186	2	182,246	—	—	182,248
Vesting of RSU’s	375	—	—	—	—	—
Exercise of stock options	20,625	—	264	—	—	264
Equity-based compensation expense	—	—	2,081	—	—	2,081
Net income	—	—	—	—	11,634	11,634
Foreign currency translation adjustments	—	—	—	6,851	—	6,851
Balances at March 31, 2019	148,328,727	$15	$981,813	$(62,090)	$(428,343)	$491,395
Exercise of stock options	22,500	—	288	—	—	288
Equity-based compensation expense	—	—	2,562	—	—	2,562
Net loss	—	—	—	—	(7,758)	(7,758)
Foreign currency translation adjustments	—	—	—	(945)	—	(945)
Balances at June 30, 2019	148,351,227	$15	$984,663	$(63,035)	$(436,101)	$485,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cision Ltd. and its Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities
Net income (loss)	$3,876	$(7,025)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	62,256	66,878
Non-cash interest charges and amortization of debt discount and deferred financing costs	5,146	7,301
Equity-based compensation expense	4,643	2,209
Provision for doubtful accounts	2,186	3,015
Deferred income taxes	122	2,549
Unrealized foreign currency (gains) losses	1,840	(8,249)
Gain on sale of business	(28,144)	—
Payment of contingent consideration	(4,296)	—
Other	—	87
Changes in operating assets and liabilities, net of effects of acquisitions and disposal:
Accounts receivable	(5,022)	277
Prepaid expenses and other current assets	(4,683)	(2,982)
Operating lease right-of-use assets	8,184	—
Other assets	(1,698)	(168)
Accounts payable	(5,119)	1,877
Accrued compensation and benefits	1,822	(3,347)
Other accrued expenses	(19,675)	(7,097)
Deferred revenue	18,438	8,743
Operating lease liabilities	(8,153)	—
Other liabilities	1,115	(435)
Net cash provided by operating activities	32,838	63,633
Cash flows from investing activities
Purchases of property and equipment	(7,308)	(6,860)
Software development costs	(14,843)	(8,197)
Acquisitions of businesses, net of cash and restricted cash acquired of $6,068 and $2,711	(148,541)	(62,713)
Proceeds from disposal of business	44,865	—
Other	20	5
Net cash used in investing activities	(125,807)	(77,765)
Cash flows from financing activities
Proceeds from revolving credit facility	40,000	—
Repayment of revolving credit facility	(40,000)	—
Proceeds from term credit facility, net of debt discount of $1,013	73,987	—
Repayments of term credit facility	(6,996)	(46,676)
Payments of deferred financing costs	(1,619)	(294)
Proceeds from the exercise of stock options	552	—
Payment of contingent consideration	(3,695)	(2,873)
Net cash provided by (used in) financing activities	62,229	(49,843)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	372	(1,712)
Decrease in cash, cash equivalents, and restricted cash	(30,368)	(65,687)
Cash, cash equivalents, and restricted cash
Beginning of period	104,769	148,654
End of period	$74,401	$82,967

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$74,401	$82,967
Restricted cash, included in prepaid expenses and other current assets	—	—
Total cash, cash equivalents, and restricted cash	$74,401	$82,967

Supplemental disclosure of cash flows information
Issuance of shares for acquisitions	182,248	20,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1. Organization

Cision Ltd., a Cayman Islands company and its subsidiaries (collectively, “Cision”, or the “Company”), is a leading provider of cloud-based software, media intelligence and distribution services, and other related professional services to the marketing and public relations industry. Communications professionals use the Company’s products and services to identify and connect with media influencers, manage industry relationships, create and distribute content, monitor media coverage, perform advanced analytics and measure the effectiveness of their campaigns. The Company has primary offices in Chicago, Illinois, Beltsville, Maryland, Ann Arbor, Michigan, New York, New York, Cleveland, Ohio, Austin, Texas, and Albuquerque, New Mexico with additional offices in the United States, as well as Australia, Brazil, Bulgaria, Canada, China, Denmark, France, Germany, Hong Kong, Hungary, India, Indonesia, Malaysia, Mexico, Portugal, Singapore, South Korea, Sweden, Taiwan, the United Kingdom, and Vietnam.

As described in the Company’s 2018 consolidated financial statements included in its Annual Report on Form 10-K, on March 19, 2017, the Company entered into a definitive agreement with Capitol Acquisition Corp. III (NASDAQ: CLAC; “Capitol”), a public investment vehicle, whereby the parties agreed to merge, resulting in the Company becoming a publicly listed company. This merger closed on June 29, 2017.

2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair statement have been included. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated balance sheet as of December 31, 2018 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2019.

Certain prior period amounts have been adjusted to conform with the adoption of Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606 or the “new revenue standard”) during the fourth quarter of 2018, effective as of January 1, 2018.

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

Notes to Condensed Consolidated Financial Statements (continued)

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

Revenue Recognition

The Company accounts for revenue contracts with customers by applying the requirements of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (Topic 606), which includes the following steps:

●	Identification of the contract, or contracts with a customer.
●	Identification of the performance obligations in the contract.
●	Determination of the transaction price.
●	Allocation of the transaction price to the performance obligations in the contract.
●	Recognition of the revenue when, or as, the Company satisfies a performance obligation.

The Company derives its revenue from access to its cloud based technology platform and related media management and analysis services sold on a subscription basis. Revenue is also derived from the distribution of press releases on both a subscription basis and separately from non-subscription arrangements. Dependent on the nature of the distribution contract with the customer, the Company recognizes revenue ratably over the term of the subscription contract, or on a per-transaction basis when the press releases are made available to the public.

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

Notes to Condensed Consolidated Financial Statements (continued)

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

As of June 30, 2019, the Company’s remaining performance obligations were $171.8 million, approximately 99.4% of which is expected to be recognized as revenue over the next twelve months and the remainder thereafter. During the six months ended June 30, 2019, the Company recognized $101.3 million in revenue that was recorded as deferred revenue as of December 31, 2018.

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

Topic 842 includes multiple changes with one of the most significant impacts being the addition of a right-of-use (“ROU”) asset and a lease liability to the balance sheet for operating leases. A ROU asset represents the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. An additional change under Topic 842 is the lease term evaluation. Under Topic 842, a leasee shall extend the lease term beyond the original contract term if the company is reasonably certain to exercise their renewal option.

Upon adoption of the new standard, the Company recognized total ROU assets of approximately $73.2 million, total lease liabilities of approximately $85.3 million, and corresponding adjustments to prepaid expenses of $(0.2) million, deferred rent included in other accrued expenses of $1.8 million, and deferred rent included in other liabilities of $10.5 million on the consolidated balance sheets as of as of January 1, 2019. The standard did not materially impact our consolidated net earnings and had no impact on cash flows. The adoption of the new standard also resulted in significant additional disclosures regarding the Company’s leasing activities, as discussed in Note 5.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which will allow a reclassification from accumulated other comprehensive income to retained earnings for the tax effects resulting from “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Act”) that are stranded in accumulated other comprehensive income. This ASU also requires certain disclosures about stranded tax effects; however, it does not change the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations. This ASU is effective on January 1, 2019, with early adoption permitted. It must be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. The Company adopted ASU

Notes to Condensed Consolidated Financial Statements (continued)

2018-02 during the six months ended June 30, 2019 and it did not have a material impact on the Company’s condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Effective

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which modifies the disclosure requirements related to fair value measurements. The ASU eliminates the requirement to disclosure and amount and reasons for transfers between Level 1 and Level 2 fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. Entities will now be required to disclose the changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2019, and early adoption is permitted. The Company is in the process of evaluating the impact of this standard on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits- Defined Benefit Plans – General (Subtopic 715-20), which modifies the disclosure requirements for defined benefit pensions and other postretirement plans. The ASU adds and removes disclosure requirements from the current standard in an effort to improve the effectiveness of retirement benefit disclosures. The ASU is effective for fiscal years ended after December 15, 2020, and early adoption is permitted. The Company is in the process of evaluating the impact of this standard on its consolidated financial statements.

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

Total acquisition costs related to the Prime acquisition were $5.4 million of which $2.3 million were incurred during the six months ended June 30, 2018 and the rest were incurred in 2017. Total acquisition costs were included in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. The acquisition was accounted for under the purchase method of accounting. The operating results are included in the accompanying condensed consolidated financial statements from January 23, 2018.

The purchase price has been allocated to the assets acquired and liabilities assumed based on fair values as of the acquisition date.

The following table summarizes the allocation of the purchase price by the Company to the fair value of the assets and liabilities of Prime. The identifiable intangible assets include the trade name, customer relationships and purchased

Notes to Condensed Consolidated Financial Statements (continued)

technology and are being amortized over three to eleven years on an accelerated basis. The Company completed the purchase price allocation in January 2019.

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

Purchase of Falcon

On January 3, 2019, the Company completed its acquisition of Falcon.io (“Falcon”). The purchase price was approximately €103.4 million ($119.0 million) and consisted of approximately €53.6 million ($61.7 million) in cash consideration, the issuance of approximately 5.1 million ordinary shares valued at €49.8 million ($57.3 million), and up to €5.2 million ($6.0 million) of deferred payments due within 12 months in cash of €2.4 million ($2.8 million) and ordinary shares of €2.8 million ($3.2 million). The cash portion of the consideration was funded with a combination of cash on hand and borrowings under the Company’s Revolving Credit Facility. The Company drew approximately $40.0 million under its Revolving Credit Facility in connection with the closing of the Falcon acquisition, all of which was repaid during the six months ended June 30, 2019. The acquisition of Falcon solidifies the Company’s market leadership in driving the future of earned media management, moving beyond the tactical nature of PR point solutions. At the date of the acquisition, Falcon had over 250 employees with offices in Denmark, Germany, Hungary, Australia, Bulgaria, and the United States.

Total acquisition costs related to the Falcon acquisition were $2.4 million of which $0.4 million were incurred during the year ended December 31, 2018 and are included in general and administrative expense in the condensed consolidated statements of operations and comprehensive income. The acquisition was accounted for under the purchase method of accounting. The operating results are included in the accompanying condensed consolidated financial statements from January 3, 2019.

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

(in thousands)
Cash and cash equivalents	$3,492
Accounts receivable, net	5,575
Prepaid and other assets	1,113
Property, equipment and software, net	204
Trade name	483
Customer relationships	33,825
Purchased technology	4,940
Goodwill	87,674
Total assets acquired	137,306
Accounts payable and accrued liabilities	(7,641)
Deferred revenue	(7,627)
Deferred taxes	(3,048)
Total liabilities assumed	(18,316)
Net assets acquired	$118,990

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

Total acquisition costs related to the TrendKite acquisition were $3.8 million of which $0.9 million were incurred during the year ended December 31, 2018 and are included in general and administrative expense in the condensed consolidated statements of operations and comprehensive income. The acquisition was accounted for under the purchase method of accounting. The operating results are included in the accompanying condensed consolidated financial statements from January 23, 2019.

The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on estimated fair values as of the acquisition date.

Notes to Condensed Consolidated Financial Statements (continued)

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

Sale of iContact

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

Supplemental Unaudited Pro Forma Information

The acquired entities of Prime, Falcon and TrendKite together contributed revenue of $22.8 million and $12.9 million for the three months ended June 30, 2019 and 2018, respectively and $44.6 million and $22.2 million for the six months ended June 30, 2019 and 2018, respectively. Net income or loss from these acquisitions for the same period is impracticable to determine due to the extent of integration activities.

The unaudited pro forma information below gives effect to the acquisition of Prime as if it had occurred as of January 1, 2017 and Falcon and TrendKite as if they had occurred as of January 1, 2018. The pro forma results exclude the other acquisition in 2018 discussed above, as it was deemed not material.

Notes to Condensed Consolidated Financial Statements (continued)

The pro forma results presented below show the impact of the acquisitions and related costs as well as the increase in interest expense related to acquisition-related debt.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Revenue	$194,251	$200,651	$384,836	$394,126
Net income (loss)	(6,222)	(13,035)	9,181	(19,646)
Net income (loss) per share - basic	(0.04)	(0.09)	0.06	(0.14)
Net income (loss) per share - diluted	(0.04)	(0.09)	0.06	(0.14)

4. Goodwill and Intangibles

Changes in the carrying amounts of goodwill since December 31, 2018 consisted of the following:

(in thousands)
Balance as of December 31, 2018	$1,171,859
Acquisition of Falcon	87,674
Acquisition of TrendKite	185,108
Sale of iContact	(21,289)
Effects of foreign currency	1,656
Balance as of June 30, 2019	$1,425,008

Definite-lived intangible assets consisted of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019
	Gross	Foreign		Net
	Carrying	Currency	Accumulated	Carrying
(in thousands)	Amount	Translation	Amortization	Amount
Trade names and brand	$370,873	$(6,640)	$(133,323)	$230,910
Customer relationships	357,958	(18,962)	(193,609)	145,387
Purchased technology	138,746	(7,277)	(103,561)	27,908
Balances at June 30, 2019	$867,577	$(32,879)	$(430,493)	$404,205

	December 31, 2018
	Gross	Foreign		Net
	Carrying	Currency	Accumulated	Carrying
(in thousands)	Amount	Translation	Amortization	Amount
Trade names and brand	$372,010	$(8,143)	$(115,954)	$247,913
Customer relationships	321,862	(18,967)	(203,031)	99,864
Purchased technology	145,951	(7,408)	(109,174)	29,369
Balances at December 31, 2018	$839,823	$(34,518)	$(428,159)	$377,146

Weighted-average useful life at June 30, 2019	Years
Trade names and brand	11.3
Customer relationships	6.4
Purchased technology	3.0

Notes to Condensed Consolidated Financial Statements (continued)

Future expected amortization of intangible assets at June 30, 2019 is as follows:

(in thousands)
Remainder of 2019	$48,525
2020	84,891
2021	66,530
2022	48,544
2023	35,311
Thereafter	120,404
$404,205

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

	Three months ended	Six months ended
Lease Cost (in thousands)	June 30, 2019	June 30, 2019
Operating lease cost	$3,791	$9,557
Short-term lease cost	1,053	1,665
Variable lease cost	3,011	4,127
Sublease income	(255)	(436)
Total lease cost	$7,600	$14,913

Notes to Condensed Consolidated Financial Statements (continued)

Operating leases (thousands)	Classification	June 30, 2019

Operating right-of-use assets	Operating right-of-use assets	$61,841

Operating lease liabilities (current)	Operating lease liabilities (current)	14,214
Operating lease liabilities (net of current portion)	Operating lease liabilities (net of current portion)	62,972
Total operating lease liabilities		$77,186

Weighted average remaining lease term		6.9 years
Weighted average discount rate		5.2%

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2019 (in thousands):

Remainder of 2019	$9,214
2020	17,206
2021	14,572
2022	12,579
2023	8,529
Thereafter	32,834
Total lease payments	94,934
Less: imputed interest	(17,748)
Present value of lease liabilities	$77,186

As previously disclosed in our 2018 Form 10-K and under the previous lease accounting standard, future minimum lease payments under non-cancelable operating leases as of December 31, 2018 were as follows (in thousands):

2019	$16,288
2020	15,682
2021	13,416
2022	12,494
2023	8,806
Thereafter	27,773
Total future minimum payments	$94,459

Six months ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$9,019
ROU assets obtained in exchange for new operating lease liabilities
Operating leases	$(5,719)

Notes to Condensed Consolidated Financial Statements (continued)

6. Debt

Debt consisted of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019
(in thousands)	Short-Term	Long-Term	Total
2017 First Lien Credit Facility	$13,996	$1,307,246	$1,321,242
Unamortized debt discount and issuance costs	—	(32,979)	(32,979)
Balances at June 30, 2019	$13,996	$1,274,267	$1,288,263

	December 31, 2018
(in thousands)	Short-Term	Long-Term	Total
2017 First Lien Credit Facility	$13,210	$1,241,253	$1,254,463
Unamortized debt discount and issuance costs	—	(35,493)	(35,493)
Balances at December 31, 2018	$13,210	$1,205,760	$1,218,970

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

On December 28, 2018, the Company entered into an Incremental Facility Amendment to increase the revolving credit facility by $25.0 million from $75.0 million to $100.0 million. The Company drew approximately $40.0 million of dollar borrowings under its Revolving Credit Facility in connection with the closing of the Falcon acquisition, all of which was repaid during the three months ended March 31, 2019.

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

The margin applicable to loans under the 2017 First Lien Dollar Term Credit Facility bearing interest at the alternate base rate is 3.25%; the margin applicable to loans under the 2017 First Lien Dollar Term Credit Facility bearing interest at the adjusted LIBOR is 4.25%, provided that each such rate is reduced by 25 basis points if the first lien net leverage ratio of Canyon Companies S.à.r.l. and its restricted subsidiaries under the 2017 First Lien Credit Facility is less than or equal to 4.00:1.00 at the end of the most recent fiscal quarter. Interest is charged on Euro borrowings under the 2017 First Lien Credit Facility at a rate based on the adjusted EURIBOR (a rate equal to the Euro interbank offered rate adjusted for statutory reserves), plus an applicable margin. The margin applicable to loans under the 2017 First Lien Euro Term Credit Facility bearing interest at the adjusted LIBOR is 4.25%, provided that each such rate is reduced by 25 basis points if the first lien net leverage ratio of Canyon Companies S.à.r.l. and its restricted subsidiaries under the 2017 First Lien Credit Facility is less than or equal to 4.00:1.00 at the end of the most recent fiscal quarter. As of June 30, 2019, the applicable interest rate under the 2017 First Lien Dollar Term Credit Facility and the 2017 First Lien Euro Term Credit Facility was 5.08% and 3.00%, respectively.

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

As of June 30, 2019, the Company had no outstanding borrowings and $2.0 million of outstanding letters of credit under the 2017 Revolving Credit Facility and $1,321.2 million outstanding under the 2017 First Lien Credit Facility.

The Company began to make quarterly principal payments starting December 31, 2017 under each of the 2017 First Lien Dollar Term Credit Facility of $2.8 million and the 2017 First Lien Euro Term Credit Facility of €0.6 million (which

Notes to Condensed Consolidated Financial Statements (continued)

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

The 2017 First Lien Credit Facility includes a total net leverage financial maintenance covenant. Such covenant requires that, as of the last day of each fiscal quarter, the total net leverage ratio of Canyon Companies S.à.r.l. and its restricted subsidiaries under the 2017 First Lien Credit Facility cannot exceed the applicable ratio set forth in the 2017 First Lien Credit Facility for such quarter (subject to certain rights to cure any failure to meet such ratio as set forth in the 2017 First Lien Credit Facility). The 2017 First Lien Credit Facility is also subject to certain customary affirmative covenants and negative covenants. Under the 2017 First Lien Credit Facility, the Company’s subsidiaries have restrictions on making cash dividends, subject to certain exceptions, including that the subsidiaries are permitted to declare and pay cash dividends: (a) in any amount, so long as the total net leverage ratio under the 2017 First Lien Credit Facility would not exceed 3.75 to 1.00 after making such payment; (b) in an amount per annum not greater than 6.0% of (i) the market capitalization of the Company’s common stock (based on the average closing price of its shares during the 30 trading days preceding the declaration of such payment) plus (ii) the $305.2 million in proceeds we received in the business combination with Capitol; (c) in an amount that does not exceed the sum of (i) $20.0 million, plus (ii) 50% of consolidated net income of the Company’s subsidiaries from January 1, 2016 to the end of the most recent quarter plus (iii) certain other amounts set forth in the definition of “Available Amount” in the Company’s 2017 First Lien Credit Facility (provided that it may only include the amounts of consolidated net income described in clause (ii) if the Company’s total net leverage ratio would not exceed 5.00 to 1.00 after making such payment); and (d) in an amount that does not exceed the total net proceeds we receive from any public or private offerings of its common stock or similar equity interests. As of June 30, 2019, the Company was in compliance with these covenants.

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

The fair value of the Company’s First Lien Credit Facility at June 30, 2019 and December 31, 2018 was $1,311.3 million and $1,210.5 million, respectively. The fair value of the Company’s First and Second Lien debt was considered Level 2 in the fair value hierarchy.

Future Minimum Principal Payments

Future minimum principal payments of debt as of June 30, 2019 are as follows:

(in thousands)
Remainder of 2019	$6,998
2020	13,996
2021	13,996
2022	13,996
2023	13,996
Thereafter	1,258,260
$1,321,242

Notes to Condensed Consolidated Financial Statements (continued)

7. Stockholders’ Equity and Equity-Based Compensation

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2019 and December 31, 2018, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 480,000,000 shares of common stock with a par value of $0.0001 per share.

Equity-based compensation is classified in the condensed consolidated statements of operations and comprehensive loss in a manner consistent with the statements of operations’ classification of an employee’s salary and benefits as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Cost of revenue	$115	$89	$217	$225
Selling and marketing	347	136	627	224
Research and development	269	110	523	233
General and administrative	1,831	533	3,276	1,527
Total equity-based compensation expense	$2,562	$868	$4,643	$2,209

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

The 2017 Plan reserved up to 6,100,000 shares of common stock of the Company for issuance in accordance with the plan’s terms, subject to certain adjustments. The purpose of the plan is to provide the Company’s officers, directors, employees and consultants who, by their position, ability and diligence are able to make important contributions to the Company’s growth and profitability, with an incentive to assist the Company in achieving its long-term corporate objectives, to attract and retain executive officers and other employees of outstanding competence and to provide such persons with an opportunity to acquire an equity interest in the Company. Stock options are granted with an exercise price equal to the market value of the Company’s common stock at the grant date and generally vest over four years based upon continuous service and expire ten years from the grant date. Restricted stock units are granted with an exercise price equal to the market value of the Company’s common stock at the time of grant. Conditions of the performance-based restricted stock units are based on achievement of pre-established performance goals and objectives within the next year and vest over four years based on continuing employment. Conditions of the performance-based stock options are also based on achievement of pre-established performance goals and objectives within the next year, vest over four years based on continuing employment, and have an expiration of ten years.

Notes to Condensed Consolidated Financial Statements (continued)

The Company estimated the fair value of employee stock options using the Black-Scholes option pricing model. The fair values of stock options granted under the 2017 Plan were estimated using the following assumptions:

Six months ended June 30, 2019
Stock price volatility	42.0%
Expected term (years)	6.3
Risk-free interest rate	2.5%
Dividend yield	—%

A summary of employee stock option activity for the six months ended June 30, 2019 under the Company’s 2017 Plan is presented below:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Number of	Price per	Term	Value
	Options	Share	(Years)	(thousands)
Options outstanding as of December 31, 2018	2,112,500	$14.43	9.3	—
Granted	1,070,000	12.32	—
Exercised	(43,125)	12.78	—
Forfeited	(834,250)	13.93	—
Options outstanding as of June 30, 2019	2,305,125	$13.66	9.2	$—
Options vested as of June 30, 2019	119,000	$12.59	8.3	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the quoted closing price of the Company’s common stock as of June 30, 2019. The Company received $0.3 million and $0.6 million in cash proceeds from the exercise of stock options during the three and six months ended June 30, 2019, respectively. No stock options were exercised during the six months ended June 30, 2018.

A summary of restricted stock units activity for the six months ended June 30, 2019 under the Company’s 2017 Plan is presented below:

	Number of Shares	Weighted-Average
	Underlying	Grant Date
	Stock Awards	Fair Value
Restricted stock units outstanding as of December 31, 2018	326,394	$15.28
Granted	1,707,500	12.36
Vested	(375)	12.78
Forfeited	(119,500)	14.23
Restricted stock units outstanding as of June 30, 2019	1,914,019	$12.74

As of June 30, 2019, the Company had $26.7 million of unrecognized compensation expense related to the unvested portion of outstanding stock options and restricted stock units expected to be recognized on a straight-line basis over the weighted-average remaining service period of 3.5 years.

Employee Stock Purchase Plan

As of December 17, 2018, the Company commenced an Employee Stock Purchase Plan (“ESPP”) to allow eligible employees to have up to 10 percent of their annualized base salary withheld and used to purchase common stock, subject to a maximum of $5,000 worth of stock purchased in a calendar year. The price per share of the stock sold to Participants hereunder shall be the product of ninety percent (90%) multiplied by the lower of: (i) the Fair Market Value of such share

Notes to Condensed Consolidated Financial Statements (continued)

on the Entry Date of the Option Period in which the Employee elects to become a participant; and (ii) the Fair Market Value of such share on the Exercise Date with respect to such Option Period: provided, however, that in no event shall the Option Price per share be less than the part value of the stock. The activity under the ESPP was not significant for the six months ended June 30, 2019. The ESPP remains subject to shareholder approval.

8. Net Income (Loss) Per share

Basic net income (loss) per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. For the three and six months ended June 30, 2019, the Company has excluded 2,000,000 earn out shares as the effect would be anti-dilutive. During the three months ended June 30, 2018, all warrants were converted to 6,342,989 common shares. For the three and six months ended June 30, 2018, the Company has excluded the potential effect of the warrants prior to their conversion, additional earn out shares, and the dilutive effect of stock options and restricted stock awards, as described in Note 7, in the calculation of diluted loss per share, as the effect would be anti-dilutive due to losses incurred. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for all periods presented below.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share data)	2019	2018	2019	2018
Numerator:
Net income (loss)	$(7,758)	$(6,583)	$3,876	$(7,025)
Denominator:
Weighted-average shares outstanding	148,070,969	127,392,151	146,749,612	125,678,727
Effect of dilutive common stock equivalents	—	—	83,923	—
Weighted-average shares outstanding	148,070,969	127,392,151	146,833,535	125,678,727

Net income (loss) per share - basic	$(0.05)	$(0.05)	$0.03	$(0.06)
Net income (loss) per share- diluted	$(0.05)	$(0.05)	$0.03	$(0.06)

9. Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate adjusted to reflect the tax impact of items discrete to the fiscal period. The annual effective tax rate calculation excludes subsidiaries with pre-tax losses for which no tax benefit can be recognized. The Company estimates its annual effective tax rate to be approximately 51.4% in 2019. The provision for income taxes results in an effective tax rate of 69.7% for the six months ended June 30, 2019. The difference between the annual effective tax rate and the effective tax rate in the quarter is due to subsidiaries with pre-tax losses for which no tax benefit can be recognized and subsidiaries with pre-tax losses in jurisdictions with a zero percent tax rate that have been removed from pre-tax book income before the annual effective tax rate is applied. The amount of pre-tax book loss removed is approximately $10.7 million. The difference also includes the impact of a $3.2 million benefit primarily related to a change to the valuation allowance that is discrete to the fiscal period. This rate includes the impact of United States and Foreign permanent differences and a decrease in the valuation allowance for certain disallowed interest in the United States. The United States permanent differences are primarily related to the gain on the sale of the iContact assets related to Goodwill, nondeductible transaction costs, nondeductible public company costs, nondeductible equity compensation and income from Canadian subsidiaries that is taxable in the United States as a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The Foreign permanent differences are primarily related to nondeductible interest expense in the United Kingdom. The decrease in the valuation allowance in the U.S. is related to tax deferred interest expense.

The provision for income tax for the six months ended June 30, 2018 was $6.9 million. The provision for income tax for the six months ended June 30, 2018 was primarily driven by using the annual effective tax rate methodology and removing $6.7 million of pre-tax losses for which no tax benefit can be recognized before the annual effective tax rate is applied. It

Notes to Condensed Consolidated Financial Statements (continued)

is also impacted by non-deductible permanent differences and the increase in the valuation allowance for disallowed interest in the United States.

The Company’s estimates related to liabilities for uncertain tax positions require it to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If it determines it is more likely than not that a tax position will be sustained based on its technical merits, the Company records the impact of the position in its condensed consolidated financial statements at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. The estimates are updated at each reporting date based on the facts, circumstances and information available. As of June 30, 2019, the Company believes the reasonably possible total amount of unrecognized tax benefits that could increase or decrease in the next twelve months as a result of various statute expirations, audit closures, and/or tax settlements would not be material to its condensed consolidated financial statements.

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

11. Geographic Information

The following table lists revenue for the three and six months ended June 30, 2019 and 2018 by geographic region:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Revenue:
Americas - U.S.	$110,913	$110,021	$220,517	$216,420
Rest of Americas	19,280	16,875	36,055	32,240
EMEA	51,560	51,931	103,209	102,507
APAC	8,743	8,648	16,519	15,601
	$190,496	$187,475	$376,300	$366,768

The following table lists long-lived assets, net of amortization, as of June 30, 2019 and December 31, 2018 by geographic region:

(in thousands)	June 30, 2019	December 31, 2018
Long-lived assets, net
Americas - U.S.	$1,320,279	$1,101,919
Rest of Americas	138,918	130,797
EMEA	476,862	354,886
APAC	31,315	30,299
	$1,967,374	$1,617,901

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

Cision Ltd. and its subsidiaries (“we”, the “Company” or “Cision”) believe it is important to communicate our expectations to our securityholders. However, there may be events in the future that Cision’s management is not able to predict accurately or over which Cision has no control. The risk factors and cautionary language discussed in this report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in such forward-looking statements, including among other things:

●	our estimates of the size of the markets for our products and services;
●	the rate and degree of market acceptance of our products and services;
●	the success of other technologies that compete with our products and services or that may become available in the future;
●	the efficacy of our sales and marketing efforts;
●	the volatility of currency exchange rates;
●	volatility of the market price and liquidity of our ordinary shares;
●	our ability to effectively scale and adapt our technology;
●	our ability to identify and integrate acquisitions and technologies into our platform;
●	our plans to continue to expand internationally;
●	the performance and security of our services;
●	our ability to maintain the listing of our securities on a national securities exchange;
●	potential litigation involving Cision;
●	our ability to retain and attract qualified employees and key personnel;
●	our ability to maintain, protect and enhance our brand and intellectual property;

●	general economic conditions; and
●	the result of future financing efforts.

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

Recent Acquisitions and Divestitures

We made two acquisitions and divested one asset during the six months ended June 30, 2019.

Acquisition of Falcon.io On January 3, 2019, we completed our acquisition of Falcon. The purchase price was approximately €103.4 million ($119.0 million) and consisted of approximately €53.6 million ($61.7 million) in cash consideration, the issuance of approximately 5.1 million ordinary shares valued at €49.8 million ($57.3 million), and up to €5.2 million ($6.0 million) of deferred payments due within 12 months in cash of €2.4 million ($2.8 million) and ordinary shares of €2.8 million ($3.2 million). The cash portion of the consideration was funded with a combination of cash on hand and borrowings under our Revolving Credit Facility. We drew approximately $40.0 million of dollar borrowings under our Revolving Credit Facility in connection with the closing of the Falcon acquisition, all of which was repaid during the six months ended June 30, 2019.

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

Results of Operations

This section includes a summary of our historical results of operations, followed by detailed comparisons of our results for the three and six months ended June 30, 2019 and 2018. We have derived this data from our unaudited condensed consolidated financial statements included elsewhere in this report.

The following table shows certain income statement data in thousands of dollars and percentages for the periods indicated:

	Three months ended		Three months ended		Six months ended		Six months ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
Revenue	$190,496	100.0%	$187,475	100.0%	$376,300	100.0%	$366,768	100.0%
Cost of revenue	68,779	36.1%	66,757	35.6%	134,832	35.8%	131,035	35.7%
Gross profit	121,717	63.9%	120,718	64.4%	241,468	64.2%	235,733	64.3%
Operating costs and expenses:
Sales and marketing	32,429	17.0%	28,419	15.2%	65,662	17.4%	58,127	15.8%
Research and development	7,325	3.8%	8,290	4.4%	15,868	4.2%	14,990	4.1%
General and administrative	45,511	23.9%	41,538	22.2%	97,476	25.9%	87,760	23.9%
Amortization of intangible assets	18,863	9.9%	20,264	10.8%	37,674	10.0%	40,514	11.0%
Total operating costs and expenses	104,128	54.7%	98,511	52.5%	216,680	57.6%	201,391	54.9%
Operating income	17,589	9.2%	22,207	11.8%	24,788	6.6%	34,342	9.4%
Non operating income (losses):
Foreign exchange gains (losses)	(5,226)	(2.7)%	15,964	8.5%	(2,144)	(0.6)%	8,081	2.2%
Interest and other income, net	244	0.1%	348	0.2%	561	0.1%	92	—%
Gain on sale of business	—	—%	—	—%	28,144	7.5%	—	—%
Interest expense	(18,910)	(9.9)%	(20,474)	(10.9)%	(38,183)	(10.1)%	(40,162)	(11.0)%
Loss on extinguishment of debt	—	—%	—	—%	(355)	(0.1)%	(2,432)	(0.7)%
Total non operating loss	(23,892)	(12.5)%	(4,162)	(2.2)%	(11,977)	(3.2)%	(34,421)	(9.4)%
Income (loss) before income taxes	(6,303)	(3.3)%	18,045	9.6%	12,811	3.4%	(79)	—%
Provision for income taxes	1,455	0.8%	24,628	13.1%	8,935	2.4%	6,946	1.9%
Net income (loss)	$(7,758)	(4.1)%	$(6,583)	(3.5)%	$3,876	1.0%	$(7,025)	(1.9)%

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

The following table outlines the reconciliation from net income (loss) to Adjusted EBITDA for the periods indicated:

	Three months ended	Three months ended	Six months ended	Six months ended
(in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income (loss)	$(7,758)	$(6,583)	$3,876	$(7,025)
Depreciation and amortization	31,235	33,601	62,256	66,878
Interest expense and loss on extinguishment of debt	18,910	20,474	38,538	42,594
Income tax	1,455	24,628	8,935	6,946
Acquisition and offering-related costs	11,047	8,891	30,383	19,778
Stock-based compensation	2,562	869	4,643	2,210
Deferred revenue reduction from purchase accounting	3,756	297	6,837	1,166
Gain on sale of business	—	—	(28,144)	—
Unrealized translation (gain) loss	4,848	(16,113)	1,840	(8,249)
Adjusted EBITDA	$66,055	$66,064	$129,164	$124,298

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Revenue

Revenue increased $3.0 million, or 1.6%, from $187.5 million for the three months ended June 30, 2018 to $190.5 million for the three months ended June 30, 2019. The change in the U.S. dollar versus other foreign currencies in 2019 compared to 2018 decreased revenue by approximately $4.0 million for the three months ended June 30, 2019. After adjusting for the change in the U.S. dollar versus other foreign currencies, the increase in revenue was primarily driven by our acquisitions of Falcon and TrendKite, and growth in our Americas and APAC operations, offset by our divestiture of iContact on January 22, 2019, and declines in our EMEA operations. Revenue from our acquisitions of Falcon and TrendKite was $12.0 million for the three months ended June 30, 2019. Revenue from iContact was $7.3 million for the three months ended June 30, 2018.  Revenue from our APAC operations, excluding our acquisitions of Falcon and TrendKite, increased $0.1 million for the three months ended June 30, 2019, due to net growth in subscription and transaction revenues. Revenue from our Americas operations, excluding our acquisitions of Falcon and TrendKite, and the divestiture of iContact increased $3.6 million for the three months ended June 30, 2019, due primarily to net growth in subscription and transaction revenues. Revenue from our EMEA operations, excluding our acquisitions of Falcon and TrendKite, decreased $5.5 million for the three months ended June 30, 2019, due primarily to subscription and transaction revenue declines that resulted from lost customers and lower customer spend from retained customers that exceeded subscription and transaction revenue from new customers won and increased spend from retained customers in the UK and France. For the three months ended June 30, 2019, the change in the U.S. dollar versus other foreign currencies, principally the Euro, the British Pound, and the Canadian Dollar, decreased our EMEA revenue by approximately $3.0 million, decreased our Americas revenue by approximately $0.7 million, and decreased our APAC revenue by approximately $0.4 million.

Cost of Revenue

Cost of revenue increased $2.0 million, or 3.0%, from $66.8 million for the three months ended June 30, 2018 to $68.8 million for the three months ended June 30, 2019. The change in the U.S. dollar versus other foreign currencies in 2019 compared to 2018 decreased our cost of revenue by approximately $1.6 million for the three months ended June 30, 2019. After adjusting for the change in the U.S. dollar versus other foreign currencies, the increase in cost of revenue was primarily driven by our acquisitions of Falcon and TrendKite, an increase in content and distribution costs, and an increase in professional fees, offset by our divestiture of iContact, a decrease in depreciation and amortization expenses, and a decrease in employee compensation and related costs. Cost of revenue from Falcon and TrendKite was $5.3 million for the three months ended June 30, 2019. Cost of revenue from iContact was $2.5 million for the three months ended June 30, 2018. Content and distribution costs, excluding our acquisitions of Falcon and TrendKite and the divestiture of iContact, increased by $2.2 million in the three months ended June 30, 2019 versus the prior year period. Professional fees, excluding our acquisitions of Falcon and TrendKite and the divestiture of iContact, increased by $0.2 million in the three months ended June 30, 2019 versus the prior year period. Depreciation and amortization expense, excluding our acquisitions of Falcon and TrendKite and the divestiture of iContact, decreased by $0.8 million in the three months ended June 30, 2019 versus the prior year period. Employee compensation and related costs, excluding our acquisitions of Falcon and TrendKite and the divestiture or iContact, decreased $2.5 million in the three months ended June 30, 2019 versus the prior year period.

Sales and Marketing

Sales and marketing expenses increased $4.0 million, or 14.1%, from $28.4 million for the three months ended June 30, 2018 to $32.4 million for the three months ended June 30, 2019. The change in the U.S. dollar versus other foreign currencies in 2019 compared to 2018 decreased our sales and marketing expenses by approximately $0.6 million for the three months ended June 30, 2019. After adjusting for the change in the U.S. dollar versus other foreign currencies, the increase in sales and marketing expenses was primarily driven by our acquisitions of Falcon and TrendKite, and an increase in sales and marketing compensation expense, offset by reduced marketing program expenditures, reduced professional fees and the divestiture of iContact. Sales and marketing expenses from Falcon and TrendKite was $6.7 million for the three months ended June 30, 2019. Sales and marketing expenses from iContact was $1.3 million for the three months ended June 30, 2018. Sales and marketing compensation and related costs, excluding our acquisitions of Falcon and TrendKite and the divestiture of iContact, decreased $0.5 million in the three months ended June 30, 2019 versus the prior year period. Marketing program expenditures, excluding our acquisitions of Falcon and TrendKite and the divestiture of iContact, declined by approximately $0.5 million in the three months ended June 30, 2019 versus the prior year period. Professional fees, excluding our acquisitions of Falcon and TrendKite and the divestiture of iContact, decreased by $0.3 million in the three months ended June 30, 2019 versus the prior year period.

Research and Development

Research and development expenses decreased $1.0 million, or 11.6%, from $8.3 million for the three months ended June 30, 2018 to $7.3 million for the three months ended June 30, 2019. The change in the U.S. dollar versus other foreign currencies in 2019 compared to 2018 decreased our research and development expenses by approximately $0.2 million for the three months ended June 30, 2019. After adjusting for the change in the U.S. dollar versus other foreign currencies, the decrease in research and development expenses was primarily driven by lower professional and consulting fees, lower compensation and related costs, lower depreciation expense, and the divestiture of iContact, offset by our acquisitions of Falcon and TrendKite. Research and development expenses from Falcon and TrendKite were $2.0 million for the three months ended June 30, 2019.  Research and development expenses from iContact was $0.2 million for the three months ended June 30, 2018. Professional and consulting fees, excluding our acquisitions of Falcon and TrendKite and our divestiture of iContact, decreased by $0.7 million in the three months ended June 30, 2019 versus the prior year period. Compensation and related costs, excluding our acquisitions of Falcon and TrendKite and our divestiture of iContact, decreased $1.5 million in the three months ended June 30, 2019 versus the prior year period. Depreciation expense, excluding our acquisitions of Falcon and TrendKite and our divestiture of iContact, decreased by $0.4 million in the in the three months ended June 30, 2019 versus the prior year period.

General and Administrative

General and administrative expenses increased $4.0 million, or 9.6%, from $41.5 million for the three months ended June 30, 2018 to $45.5 million for the three months ended June 30, 2019. The change in the U.S. dollar versus other foreign currencies, principally the Euro, the British Pound, and the Canadian Dollar, in 2019 compared to 2018 decreased our general and administrative expenses by approximately $1.0 million for the three months ended June 30, 2019. After adjusting for the change in the U.S. dollar versus other foreign currencies, the increase in general and administrative expenses was primarily driven by our acquisitions of Falcon and TrendKite, an increase in stock-based compensation expense and an increase in bad debt expense, offset by a decrease in depreciation, a decrease in rent and related costs, and a decrease in telecommunication and hosting costs. General and administrative expenses from Falcon and TrendKite were $6.0 million for the three months ended June 30, 2019.  General and administrative expenses from iContact were $0.8 million for the three months ended June 30, 2018.  Stock-based compensation expense and bad debt expense, excluding our acquisitions of Falcon and TrendKite and our divestiture of iContact, increased by $1.3 million and $0.4 million, respectively, during the three months ended June 30, 2019 versus the prior year period. Depreciation expense, rent and related costs, and telecommunication and hosting costs, excluding our acquisitions of Falcon and TrendKite and our divestiture of iContact, decreased by $0.3 million, $0.6 million, and $0.9 million, respectively, during the three months ended June 30, 2019 versus the prior year period.

Foreign Exchange Gains (Losses)

We recognized a $5.2 million foreign exchange loss for the three months ended June 30, 2019 and a $16.0 million foreign exchange gain for the three months ended June 30, 2018, due to fluctuations in foreign exchange rates that impacted the carrying value of certain intercompany notes and our 2017 First Lien Euro Term Credit Facility.

Interest Expense

Interest expense decreased $1.6 million, or 7.6%, from $20.5 million for the three months ended June 30, 2018 to $18.9 million for the three months ended June 30, 2019. This decrease was primarily due to lower interest rates on our debt resulting from the debt repricing transactions of our 2017 First Lien Credit Facility October 22, 2018 that lowered interest rates, that were partially offset by an increase in LIBOR rates.

Provision For (Benefit From) Income Taxes

For the three months ended June 30, 2019 and June 30, 2018, we recorded a provision for income taxes of $1.5 million and $24.6 million, respectively. The provision for income taxes for the three months ended June 30, 2019 is a result of using the annual effective tax rate methodology. The annual effective tax rate was impacted by excluding subsidiaries with pre-tax losses for which no tax benefit can be recognized in the calculation of the estimated annual effective tax rate, unfavorable permanent differences and a decrease to the valuation allowance in the United States. The United States permanent differences are primarily related to the gain on the sale of the iContact assets related to Goodwill, nondeductible transaction costs, nondeductible public company costs, nondeductible equity compensation and income from the Canadian subsidiaries that is taxable in the United States as a result of the Tax Cuts and Jobs Act of 2017. The United Kingdom permanent differences are primarily related to nondeductible interest expense.

The provision for income taxes for the three months ended June 30, 2018 resulted from pre-tax income and the impact of pre-tax losses for which no tax benefit can be recognized, the impact of permanent differences and the increase in the valuation allowance expected to be necessary at the end of the year for certain disallowed interest.

Other Comprehensive Income (Loss)

Other comprehensive loss decreased $24.5 million for the three months ended June 30, 2019 to a loss of $0.9 million, from an other comprehensive loss of $25.4 million for the three months ended June 30, 2018. This decrease was primarily the result of foreign currency translation gains that resulted from significant depreciation of the U.S. dollar versus the British Pound that impacted the carrying value of intangibles and goodwill in our UK subsidiaries.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Revenue

Revenue increased $9.5 million, or 2.6%, from $366.8 million for the six months ended June 30, 2018 to $376.3 million for the six months ended June 30, 2019. The change in the U.S. dollar versus other foreign currencies in 2019 compared to 2018 decreased revenue by approximately $8.9 million for the six months ended June 30, 2019. After adjusting for the change in the U.S. dollar versus other foreign currencies, the increase in revenue was primarily driven by our acquisitions of Prime, Falcon and TrendKite, and growth in our Americas and APAC operations, offset by our divestiture of iContact, and declines in our EMEA operations. Revenue from our acquisitions of Prime, Falcon and TrendKite was $44.6 million for the six months ended June 30, 2019 versus $22.2 million for the six months ended June 30, 2018. Revenue from iContact was $1.4 million for the six months ended June 30, 2019 and $15.0 million for the six months ended June 30, 2018. Revenue from our Americas operations, excluding our acquisitions of Prime, Falcon and TrendKite, and the divestiture of iContact increased $8.3 million for the six months ended June 30, 2019, due primarily to net growth in subscription and transaction revenues. Revenue from our APAC operations, excluding our acquisitions of Prime, Falcon and TrendKite, increased $1.0 million for the six months ended June 30, 2019, due to net growth in subscription and transaction revenues. Revenue from our EMEA operations, excluding our acquisitions of Prime, Falcon and TrendKite, decreased $8.6 million for the six months ended June 30, 2019, due primarily to subscription and transaction revenue declines that resulted from lost customers and lower customer spend from retained customers that exceeded subscription and transaction revenue from new customers won and increased spend from retained customers in the UK and France. For the six months ended June 30, 2019, the change in the U.S. dollar versus other foreign currencies, principally the Euro, the British Pound, and the Canadian Dollar, decreased our EMEA revenue by approximately $6.7 million, decreased our Americas revenue by approximately $1.5 million, and decreased our APAC revenue by approximately $0.7 million.

Cost of Revenue

Cost of revenue increased $3.8 million, or 2.9%, from $131.0 million for the six months ended June 30, 2018 to $134.8 million for the six months ended June 30, 2019. The change in the U.S. dollar versus other foreign currencies in 2019 compared to 2018 decreased our cost of revenue by approximately $3.6 million for the six months ended June 30, 2019. After adjusting for the change in the U.S. dollar versus other foreign currencies, the increase in cost of revenue was primarily driven by our acquisitions of Prime, Falcon and TrendKite, an increase in content and distribution costs, and an increase in professional fees, offset by our divestiture of iContact, a decrease in depreciation and amortization expenses, and a decrease in employee compensation and related costs. Cost of revenue from Prime, Falcon and TrendKite was $25.9 million for the six months ended June 30, 2019 versus $16.8 million for the six months ended June 30, 2018. Excluding our acquisitions of Prime, Falcon, and TrendKite, and the divestiture of iContact, content and distribution costs and professional fees increased by $4.5 million and $0.6 million, respectively, in the six months ended June 30, 2019 versus the prior year period. Excluding our acquisitions of Prime, Falcon, and TrendKite and the divestiture of iContact, employee compensation and related costs and depreciation and amortization costs, decreased $5.1 million and $1.5 million, respectfully, in the six months ended June 30, 2019 versus the prior year period. iContact cost of revenue was $5.0 million in the six months ended June 30, 2018 and $0.9 million for the six months ended June 30, 2019.

Sales and Marketing

Sales and marketing expenses increased $7.6 million, or 13.0%, from $58.1 million for the six months ended June 30, 2018 to $65.7 million for the six months ended June 30, 2019. The change in the U.S. dollar versus other foreign currencies in 2019 compared to 2018 decreased our sales and marketing expenses by approximately $1.3 million for the six months ended June 30, 2019. After adjusting for the change in the U.S. dollar versus other foreign currencies, the increase in sales and marketing expenses was primarily driven by our acquisitions of Prime, Falcon and TrendKite, offset by reduced marketing program expenditures, reduced sales and marketing compensation expense, reduced professional services, and the divestiture of iContact. Sales and marketing expenses from Prime, Falcon and TrendKite was $12.8 million for the six months ended June 30, 2019 versus $0.3 million for the six months ended June 30, 2018. Excluding our acquisitions of Prime, Falcon and TrendKite and the divestiture of iContact, marketing program expenditures, professional services and sales and marketing compensation and related costs decreased $1.1 million, $0.8 million, and $0.2 million, respectively, in the six months ended June 30, 2019 versus the prior year period. Sales and marketing expenses from iContact were $2.6 million for the six months ended June 30, 2018, and $0.4 million for the six months ended June 30, 2019.

Research and Development

Research and development expenses increased $0.9 million, or 5.9%, from $15.0 million for the six months ended June 30, 2018 to $15.9 million for the six months ended June 30, 2019. The change in the U.S. dollar versus other foreign currencies in 2019 compared to 2018 decreased our research and development expenses by approximately $0.4 million for the six months ended June 30, 2019. After adjusting for the change in the U.S. dollar versus other foreign currencies, the increase in research and development expenses was primarily driven by our acquisitions of Prime, Falcon and TrendKite, offset by lower compensation and related costs, lower professional fees, lower depreciation expense, and the divestiture of iContact. Research and development expenses from Prime, Falcon and TrendKite were $5.4 million for the six months ended June 30, 2019 versus $1.3 million for the six months ended June 30, 2018. Excluding our acquisitions of Prime, Falcon and TrendKite and the divestiture of iContact, compensation and related costs, professional fees, and depreciation expense decreased $1.6 million, $0.5 million and $0.8 million, respectively, in the six months ended June 30, 2019 versus the prior year period. Research and development expenses from iContact were $0.4 million for the six months ended June 30, 2018, and $0.1 million for the six months ended June 30, 2019.

General and Administrative

General and administrative expenses increased $9.7 million, or 11.1%, from $87.8 million for the six months ended June 30, 2018 to $97.5 million for the six months ended June 30, 2019. The change in the U.S. dollar versus other foreign currencies, principally the Euro, the British Pound, and the Canadian Dollar, in 2019 compared to 2018 decreased our general and administrative expenses by approximately $2.5 million for the six months ended June 30, 2019. After adjusting for the change in the U.S. dollar versus other foreign currencies, the increase in general and administrative expenses was primarily driven by our acquisitions of Prime, Falcon and TrendKite, offset by a decrease in compensation related costs, a decrease in professional fees, a decrease in rent and related costs, reduced depreciation expense, reduced bad debt expense and the divestiture of iContact. General and administrative expenses from Prime, Falcon and TrendKite were $16.2 million for the six months ended June 30, 2019 versus $2.9 million for the six months ended June 30, 2018. Excluding our acquisitions of Prime, Falcon and TrendKite and the divestiture of iContact, compensation related costs, professional fees, rent and related costs, depreciation expense, and bad debt expenses decreased $2.5 million, $0.9 million, $1.4 million, $0.6 million, and $0.9 million, respectively, in the six months ended June 30, 2019 versus the prior year period.  General and administrative expenses from iContact were $1.5 million for the six months ended June 30, 2018, and $0.3 million for the six months ended June 30, 2019.

Foreign Exchange Gains (Losses)

We recognized a $2.1 million foreign exchange loss and an $8.1 million foreign exchange gain for the six months ended June 30, 2019 and June 30, 2018, respectively, due to fluctuations in foreign exchange rates that impacted the carrying value of certain intercompany notes and our 2017 First Lien Euro Term Credit Facility.

Gain on Sale of Business

We recognized a gain on the disposal of our iContact business of $28.1 million during the six months ended June 30, 2019.

Interest Expense

Interest expense decreased $2.0 million, or 4.9%, from $40.2 million for the six months ended June 30, 2018 to $38.2 million for the six months ended June 30, 2019. This decrease was primarily due to lower interest rates on our debt resulting from the debt repricing transactions of our 2017 First Lien Credit Facility on February 8, 2018 and October 22, 2018 that lowered interest rates, that were partially offset by an increase in LIBOR rates, and the write-off of approximately $0.4 million of deferred financing costs that was the result of our entering into an incremental facility amendment (the "January 2019 Incremental Amendment") to the credit agreement on January 11, 2019. The January 2019 Incremental Amendment provided for an incremental $75.0 million dollar-denominated term loan facility (the "Incremental Facility"). The terms of the January 2019 Incremental Facility are substantially identical to the terms of other term loan borrowings under the 2017 First Lien Credit Facility. During the six months ended June 30, 2019, we did not make any voluntary prepayments under our 2017 First Lien Credit Facility.

Loss on Extinguishment of Debt

We had a loss on extinguishment of debt of $0.4 million and $2.4 million for the six months ended June 30, 2019 and 2018, respectively.

Provision For (Benefit From) Income Taxes

For the six months ended June 30, 2019 and June 30, 2018, we recorded a provision for income taxes of $8.9 million and $6.9 million, respectively. The provision for income taxes for the six months ended June 30, 2019 is a result of using the annual effective tax rate methodology. The annual effective tax rate was impacted by excluding subsidiaries with pre-tax losses for which no tax benefit can be recognized in the calculation of the estimated annual effective tax rate, unfavorable permanent differences and a decrease to the valuation allowance in the United States. The United States permanent differences are primarily related to the gain on the sale of the iContact assets related to Goodwill, nondeductible transaction costs, nondeductible public company costs, nondeductible equity compensation and income from the Canadian subsidiaries that is taxable in the United States as a result of the Tax Cuts and Jobs Act of 2017. The United Kingdom permanent differences are primarily related to nondeductible interest expense.

The provision for income taxes for the six months ended June 30, 2018 resulted from pre-tax income and the impact of pre-tax losses for which no tax benefit can recognized, the impact of permanent differences and the increase in the valuation allowance expected to be necessary at the end of the year for certain disallowed interest.

Other Comprehensive Income (Loss)

Other comprehensive income was $5.9 million for the six months ended June 30, 2019 compared to an other comprehensive loss of $18.3 million for the six months ended June 30, 2018. The other comprehensive income for the six months ended June 30, 2019 was primarily the result of foreign currency translation gains that resulted from significant depreciation of the U.S. dollar versus the British Pound that impacted the carrying value of intangibles and goodwill in our UK subsidiaries. The other comprehensive loss for the six months ended June 30, 2018 was primarily the result of foreign currency translation gains that resulted from significant depreciation of the U.S. dollar versus the British Pound that impacted the carrying value of intangibles and goodwill in our UK subsidiaries.

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

We believe that our existing cash on hand and cash flow from operations will be sufficient to fund our currently anticipated working capital, capital expenditure, and debt service requirements, for at least the next twelve months. While we have a history of a negative working capital position, as calculated by subtracting current liabilities from current assets, substantially all of this negative balance is created by deferred revenue, which does not represent a liability that will be settled in cash. As of June 30, 2019, excluding both cash balances and deferred revenue, our current assets exceed our current liabilities by $37.7 million.

The dollar and Euro tranches of our 2017 First Lien Credit Facility require quarterly principal repayments in the amount of $2.8 million and €0.6 million per quarter, respectively, which are insignificant compared to the cash we expect to generate from operations. The 2017 First Lien Credit Facility does not mature until 2023, and therefore is not considered to impact our liquidity needs over the next several years. We have been in compliance with all of our applicable credit facility covenants through June 30, 2019.

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

For the six months ended June 30, 2019, net cash provided by operating activities was $32.8 million, after deducting the cash costs incurred to execute the strategic business combinations and the divestiture that we made during the six months ended June 30, 2019. For the six months ended June 30, 2019, net cash used in investing activities was $125.8 million. For the six months ended June 30, 2019, net cash provided by financing activities was $62.2 million, which included the proceeds received from our January 2019 Incremental Amendment.

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

Our ability to pay cash dividends on our ordinary shares will be subject to our continued compliance with the terms of our Credit Facilities. Under our 2017 First Lien Credit Facility, our subsidiaries have restrictions on making cash dividends to us, subject to certain exceptions, including that our subsidiaries are permitted to declare and pay cash dividends:

●	in any amount, so long as the total net leverage ratio under our 2017 First Lien Credit Facility would not exceed 3.75 to 1.00 after making such payment;
●	in an amount per annum not greater than 6.0% of (i) the market capitalization of our common stock (based on the average closing price of our shares during the 30 trading days preceding the declaration of such payment) plus (ii) the $305.2 million in proceeds we received in the Merger;
●	in an amount that does not exceed the sum of (i) $20.0 million, plus (ii) 50% of consolidated net income of our subsidiaries from January 1, 2016 to the end of the most recent quarter plus (iii) certain other amounts set forth in the definition of “Available Amount” in our 2017 First Lien Credit Facility (provided that we may only include the amounts of consolidated net income described in clause (ii) if our total net leverage ratio would not exceed 5.00 to 1.00 after making such payments; and
●	in an amount that does not exceed the total net proceeds we receive from any public or private offerings of our common stock or similar equity interests.

As of June 30, 2019, we had $74.4 million of cash and cash equivalents on hand, and we had aggregate unused availability of $98.0 million under our 2017 Revolving Credit Facility. Borrowings under this facility bear interest at a variable rate and are a significant source of our liquidity. Our liquidity needs, including our funding of acquisition activities, causes the aggregate amount of outstanding borrowings under our 2017 Revolving Credit Facility to fluctuate. Accordingly, the amount of borrowing capacity available to us can fluctuate depending on operating cash flows, debt service requirements and acquisition and investment activity.

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

As of June 30, 2019, $44.5 million of cash and cash equivalents were held outside of the United States (inclusive of the controlled foreign corporations owned by the U.S.). We have not provided for income taxes on $63.8 million of undistributed earnings of our foreign subsidiaries, other than certain Canadian subsidiaries, as the earnings are considered permanently reinvested. Notwithstanding this, since the enactment of U.S. tax reform legislation, we have recorded a $6.2 million transition tax and a $3.8 million tax on GILTI income related to our Canadian subsidiaries. This amount includes an estimated $2.8 million of Canadian withholding taxes on the future repatriation of cash from Canada to the United States. The United States does not currently have accumulated earnings and profits and the majority of the other foreign jurisdictions can distribute their earnings to us without significant additional taxation. Accordingly, we have determined that any deferred tax liability associated with a distribution of the undistributed earnings would be immaterial.

Debt Obligations

The following describes the components of our debt obligations as of June 30, 2019. For more information regarding these transactions, see Note 6 to our condensed consolidated financial statements included elsewhere in this report.

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

On April 30, 2018, June 29, 2018 and September 28, 2018 we made voluntary prepayments of $30.0 million, $10.0 million and $10.0 million, respectively. As June 30, 2019, we had no outstanding borrowings and $2.0 million of outstanding letters of credit under our 2017 Revolving Credit Facility and $1,321.2 million outstanding under the 2017 First Lien Term Credit Facility.

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

Revolving borrowings in Canadian dollars bear interest at the adjusted Canadian dollar banker’s acceptance rate plus an applicable margin. Following the October 2018 Repricing, the margin applicable to loans under the 2017 Revolving Credit Facility bearing interest at the alternate base rate, the adjusted LIBOR, and the adjusted Euro interbank offered rate bear interest at rates of 2.25%, 3.25%, and 3.50%, respectively. As of June 30, 2019, the applicable interest rate under the 2017 First Lien Dollar Term Credit Facility and the 2017 First Lien Euro Term Credit Facility was 5.08% and 3.00%, respectively.

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

The 2017 First Lien Credit Facility includes a springing financial covenant applicable solely to the 2017 Revolving Credit Facility that is tested at such time that 35% or more (excluding letters of credit that have been cash collateralized and letters of credit in an amount not to exceed $4.0 million) of the aggregate commitments under the 2017 Revolving Credit Facility are drawn and outstanding. Such springing financial covenant requires that, as of the last day of each fiscal quarter, the total net leverage ratio of Canyon Companies S.à.r.l. and its restricted subsidiaries under the 2017 First Lien Credit Facility cannot exceed the applicable ratio set forth in the 2017 First Lien Credit Facility for such quarter (subject to certain rights to cure any failure to meet such ratio as set forth in the 2017 First Lien Credit Facility). The 2017 First Lien Credit Facility is also subject to certain customary affirmative covenants and negative covenants. Under our 2017 First Lien Credit Facility, our subsidiaries have restrictions on making cash dividends to us, subject to certain exceptions, including that our subsidiaries are permitted to declare and pay cash dividends:

●	in any amount, so long as the total net leverage ratio under our 2017 First Lien Credit Facility would not exceed 3.75 to 1.00 after making such payment;
●	in an amount per annum not greater than 6.0% of (i) the market capitalization of our common stock (based on the average closing price of our shares during the 30 trading days preceding the declaration of such payment) plus (ii) the $305.2 million in proceeds we received in our business combination with Capitol;
●	in an amount that does not exceed the sum of (i) $20.0 million, plus (ii) 50% of consolidated net income of our subsidiaries from January 1, 2016 to the end of the most recent quarter plus (iii) certain other amounts set forth in the definition of “Available Amount” in our 2017 First Lien Credit Facility (provided that we may only include the amounts of consolidated net income described in clause (ii) if our total net leverage ratio would not exceed 5.00 to 1.00 after making such payment); and
●	in an amount that does not exceed the total net proceeds we receive from any public or private offerings of our common stock or similar equity interests.

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

Cash Flow Analysis

The following tables reflect the changes in cash flows for the comparative periods presented.

	Six months ended June 30,
(in thousands)	2019	2018	Net Change
Net cash provided by (used in):
Operating activities	$32,838	$63,633	$(30,795)
Investing activities	(125,807)	(77,765)	(48,042)
Financing activities	62,229	(49,843)	112,072
Effect of exchange rate changes on cash and cash equivalents	372	(1,712)	2,084
Net change in cash and cash equivalents	$(30,368)	$(65,687)	$35,319

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

Net cash provided by operating activities was $32.8 million for the six months ended June 30, 2019. Net cash provided by operating activities for the six months ended June 30, 2019 reflects operating profit of $3.9 million, adjusted for non-cash items and an $18.4 million increase in deferred revenue due to the timing of invoicing to our subscription customers, a $4.7 million increase in prepaid expenses and other current assets, a $5.0 million increase in accounts receivable, and a $5.1 million decrease in accounts payable, an $8.2 million decrease in ROU assets, a $8.2 million decrease in operating lease liabilities, a $19.7 million decrease in other accrued expenses, an $1.8 million increase in accrued compensation and benefits, and a $1.1 million increase in other liabilities.

Net cash provided by operating activities for the six months ended June 30, 2018 was $63.6 million.  Net cash provided by operating activities for the six months ended June 30, 2018 reflects an operating loss of $7.0 million, adjusted for non-cash items and an $8.7 million increase in deferred revenue due to the timing of invoicing to our subscription customers, a $3.0 million increase in prepaid expenses and other current assets, a $0.3 million decrease in accounts receivable, a $1.9 million increase in accounts payable, a $7.1 million decrease in other accrued expenses, a $3.3 million decrease in accrued compensation and benefits, and a $0.4 million decrease in other liabilities.

Cash Flow Used In Investing Activities

Net cash used in investing activities was $125.8 million for the six months ended June 30, 2019, which reflects $148.5 million used for our acquisitions of Falcon and TrendKite, net of cash acquired, and $44.9 million of net proceeds from our disposal of our email marketing assets, after funds deposited in escrow and transaction expenses. Net cash used in investing activities in the six months ended June 30, 2019 also reflects capitalized software development costs of $14.8 million and purchases of property and equipment of $7.3 million.

Net cash used in investing activities was $77.8 million for the six months ended June 30, 2018, reflects $62.7 million used for our acquisition of Prime, net of cash acquired, capitalized software development costs of $8.2 million, and purchases of property and equipment of $6.9 million.

Cash Flow Provided By/(Used In) Financing Activities

Net cash provided by financing activities was $62.2 million for the six months ended June 30, 2019 which reflects $74.0 million of proceeds, net of expenses, from our term credit facility, repayments on the credit facility of $7.0 million, $3.7 million in contingent consideration, $1.6 million in deferred financing payments, and $0.6 million of proceeds from the exercise of stock options.

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

Recent Accounting Pronouncements

ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize ROU assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. We adopted ASU 2016-02 effective for the six months ended June 30, 2019. See Note 2 to our Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

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

Interest Rate Risk

Our 2017 First Lien Credit Facility bears interest at variable rates based on LIBOR plus a fixed margin. As of June 30, 2019, we had $1,321.2 million in outstanding borrowings under our 2017 First Lien Credit Facility. Through June 30, 2019, at LIBOR and EURIBOR rates below 3.5% and 0.5%, respectively, 100.0% of our outstanding borrowings bear interest at variable rates. Outstanding borrowings under our 2017 First Lien Credit Facility are subject to a 1% LIBOR floor. As of June 30, 2019, the 3-month LIBOR rate and 3-month EURIBOR rate were approximately 2.3% and 0.0%, respectively. A hypothetical 1% increase in the interest rate on our indebtedness as of June 30, 2019 would increase our cash interest expense by approximately $13.2 million per annum.

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

Item 4. – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2019. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2019 because of a material weakness in our internal control over financial reporting relating to the design and maintenance of information technology general controls for certain information systems relevant to the preparation of financial statements.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. – Risk Factors

At June 30, 2019, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 1, 2019, which is accessible on the SEC’s website at www.sec.gov.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. – Defaults Upon Senior Securities

None.

Item 4. – Mine Safety Disclosures

Not applicable.

Item 5. – Other Information

None.

Item 6. – Exhibits

Exhibit	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	iXBRL Instance Document.
101.SCH*	iXBRL Taxonomy Extension Schema Document.
101.CAL*	iXBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	iXBRL Taxonomy Extension Definitions Linkbase Document.
101.LAB*	iXBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	iXBRL Taxonomy Extension Presentation Linkbase Document.
*	Filed herewith.
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

CISION LTD.

Dated: August 9, 2019	By:	/s/ Jack Pearlstein
	Name:	Jack Pearlstein
	Title:	Chief Financial Officer

	By:	/s/ Steve Solomon
	Name:	Steve Solomon
	Title:	Chief Accounting Officer