Form 10-Q
period 2019-09-30
CISION LTD.
filed 2019-11-08
CIK 1701040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
						Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(d) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, par value $0.0001 per share	CISN	New York Stock Exchange

The number of ordinary shares, par value $0.0001 per share, of the registrant outstanding at November 5, 2019 was 148,484,875.

CISION LTD. AND ITS SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

Item 1. – Financial Statements

Cision Ltd. and its Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share and share amounts)

(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$94,929	$104,769
Accounts receivable, net	126,975	120,882
Prepaid expenses and other current assets	38,897	22,824
Total current assets	260,801	248,475
Property and equipment, net	62,788	57,210
Other intangible assets, net	376,860	377,146
Goodwill	1,411,646	1,171,859
Operating lease right-of-use assets	59,993	—
Deferred tax asset	4,123	4,034
Other assets	9,296	7,652
Total assets	$2,185,507	$1,866,376
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$13,881	$13,210
Accounts payable	12,867	15,603
Accrued compensation and benefits	35,057	29,323
Operating lease liabilities	14,139	—
Other accrued expenses	61,820	82,507
Current portion of deferred revenue	161,848	139,725
Total current liabilities	299,612	280,368
Long-term debt, net of current portion	1,261,926	1,205,760
Deferred revenue, net of current portion	968	1,098
Operating lease liabilities, net of current portion	59,514	—
Deferred tax liability	74,062	69,232
Other liabilities	9,986	21,601
Total liabilities	1,706,068	1,578,059
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; no shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value, 480,000,000 shares authorized; 148,478,535 and 132,716,541 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	15	13
Additional paid-in capital	988,364	797,222
Accumulated other comprehensive loss	(75,204)	(68,941)
Accumulated deficit	(433,736)	(439,977)
Total stockholders’ equity	479,439	288,317
Total liabilities and stockholders’ equity	$2,185,507	$1,866,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cision Ltd. and its Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$185,653	$177,236	$561,953	$544,004
Cost of revenue	63,408	69,177	198,240	200,212
Gross profit	122,245	108,059	363,713	343,792
Operating costs and expenses
Sales and marketing	30,708	27,503	96,370	85,630
Research and development	7,153	7,292	23,021	22,282
General and administrative	44,988	39,002	142,464	126,762
Amortization of intangible assets	18,770	20,167	56,444	60,681
Total operating costs and expenses	101,619	93,964	318,299	295,355
Operating income	20,626	14,095	45,414	48,437
Non operating income (expense):
Foreign exchange gains	8,062	2,196	5,918	10,277
Interest and other income, net	279	380	840	472
Gain on sale of business	—	—	28,144	—
Interest expense	(18,209)	(19,785)	(56,392)	(59,947)
Loss on extinguishment of debt	—	—	(355)	(2,432)
Total non operating loss	(9,868)	(17,209)	(21,845)	(51,630)
Income (loss) before income taxes	10,758	(3,114)	23,569	(3,193)
Provision for income taxes	8,393	3,070	17,328	10,016
Net income (loss)	$2,365	$(6,184)	$6,241	$(13,209)
Other comprehensive loss - foreign currency translation adjustments	(12,169)	(2,479)	(6,263)	(20,796)
Comprehensive loss	$(9,804)	$(8,663)	$(22)	$(34,005)
Net income (loss) per share:
Basic	$0.02	$(0.05)	$0.04	$(0.10)
Diluted	$0.02	$(0.05)	$0.04	$(0.10)
Weighted-average shares outstanding used in computing per share amounts:
Basic	148,131,135	131,104,859	147,215,180	127,507,314
Diluted	148,520,974	131,104,859	147,257,092	127,507,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cision Ltd. and its Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share amounts)

(Unaudited)

	Share Capital		Additional	Accumulated Other	Accumulated	Total Stockholders’
	Shares	$	Paid-in Capital	Comprehensive Loss	Deficit	Equity (Deficit)
Balances at December 31, 2017	122,634,922	$12	$771,813	$(35,111)	$(420,345)	$316,369
Adoption of new accounting standards	—	—	—	(986)	4,762	3,776
Issuance of shares for acquisition	1,735,269	—	20,144	—	—	20,144
Vesting of RSU’s	375	—	—	—	—	—
Equity-based compensation expense	—	—	1,341	—	—	1,341
Net loss	—	—	—	—	(442)	(442)
Foreign currency translation adjustments	—	—	—	7,075	—	7,075
Balances at March 31, 2018	124,370,566	$12	$793,298	$(29,022)	$(416,025)	$348,263
Conversion of warrants to common stock	6,342,989	1	(1)	—	—	—
Equity-based compensation expense	—	—	868	—	—	868
Net loss	—	—	—	—	(6,583)	(6,583)
Foreign currency translation adjustments	—	—	—	(25,392)	—	(25,392)
Balances at June 30, 2018	130,713,555	$13	$794,165	$(54,414)	$(422,608)	$317,156
Issuance of earn-out shares	2,000,000	—	—	—	—	—
Equity-based compensation expense	—	—	1,503	—	—	1,503
Net loss	—	—	—	—	(6,184)	(6,184)
Foreign currency translation adjustments	—	—	—	(2,479)	—	(2,479)
Balances at September 30, 2018	132,713,555	$13	$795,668	$(56,893)	$(428,792)	$309,996

Balances at December 31, 2018	132,716,541	$13	$797,222	$(68,941)	$(439,977)	$288,317
Issuance of shares for acquisitions	15,591,186	2	182,246	—	—	182,248
Vesting of RSU’s	375	—	—	—	—	—
Exercise of stock options	20,625	—	264	—	—	264
Equity-based compensation expense	—	—	2,081	—	—	2,081
Net income	—	—	—	—	11,634	11,634
Foreign currency translation adjustments	—	—	—	6,851	—	6,851
Balances at March 31, 2019	148,328,727	$15	$981,813	$(62,090)	$(428,343)	$491,395
Vesting of RSU’s	—	—	—	—	—	—
Exercise of stock options	22,500	—	288	—	—	288
Equity-based compensation expense	—	—	2,562	—	—	2,562
Net loss	—	—	—	—	(7,758)	(7,758)
Foreign currency translation adjustments	—	—	—	(945)	—	(945)
Balances at June 30, 2019	148,351,227	$15	$984,663	$(63,035)	$(436,101)	$485,542
Vesting of RSU’s	81,960	—	(121)	—	—	(121)
Exercise of stock options	—	—	—	—	—	—
Issuance of shares from ESPP	45,348	—	315	—	—	315
Equity-based compensation expense	—	—	3,507	—	—	3,507
Net income	—	—	—	—	2,365	2,365
Foreign currency translation adjustments	—	—	—	(12,169)	—	(12,169)
Balances at September 30, 2019	148,478,535	$15	$988,364	$(75,204)	$(433,736)	$479,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cision Ltd. and its Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income (loss)	$6,241	$(13,209)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	93,709	100,186
Non-cash interest charges and amortization of debt discount and deferred financing costs	7,426	10,158
Equity-based compensation expense	8,206	3,713
Provision for doubtful accounts	4,579	3,972
Deferred income taxes	(332)	3,437
Unrealized foreign currency gains	(6,528)	(10,338)
Gain on sale of business	(28,144)	—
Payment of contingent consideration	(4,296)	—
Other	—	86
Changes in operating assets and liabilities, net of effects of acquisitions and disposal:
Accounts receivable	609	967
Prepaid expenses and other current assets	(7,568)	(848)
Other assets	(976)	(726)
Accounts payable	(4,889)	(1,721)
Accrued compensation and benefits	3,229	(321)
Other accrued expenses	(16,944)	(7,320)
Deferred revenue	11,658	1,767
Other liabilities and net change in operating leases	1,488	(14)
Net cash provided by operating activities	67,468	89,789
Cash flows from investing activities
Purchases of property and equipment	(8,774)	(10,325)
Software development costs	(22,531)	(12,026)
Acquisitions of businesses, net of cash and restricted cash acquired of $6,068 and $2,711	(148,541)	(66,463)
Proceeds from disposal of business	44,865	—
Other	23	5
Net cash used in investing activities	(134,958)	(88,809)
Cash flows from financing activities
Proceeds from revolving credit facility	40,000	—
Repayment of revolving credit facility	(40,000)	—
Proceeds from term credit facility, net of debt discount of $1,013	73,987	—
Repayments of term credit facility	(10,471)	(59,989)
Payments of deferred financing costs	(1,619)	(294)
Proceeds from the exercise of stock options	552	—
Payment of contingent consideration	(3,695)	(2,873)
Net cash provided by (used in) financing activities	58,754	(63,156)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,104)	(2,286)
Decrease in cash, cash equivalents, and restricted cash	(9,840)	(64,462)
Cash, cash equivalents, and restricted cash
Beginning of period	104,769	148,654
End of period	$94,929	$84,192

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$94,929	$84,192
Restricted cash, included in prepaid expenses and other current assets	—	—
Total cash, cash equivalents, and restricted cash	$94,929	$84,192

Supplemental disclosure of cash flows information
Issuance of shares for acquisitions	$182,248	$20,143

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10‑Q. Accordingly, they do not include all the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair statement have been included. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated balance sheet as of December 31, 2018 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10‑K filed with the U.S. Securities and Exchange Commission ("SEC") on March 1, 2019.

Certain prior period amounts have been adjusted to conform with the adoption of Accounting Standard Update (“ASU”) 2014‑09, Revenue from Contracts with Customers (Topic 606 or the “new revenue standard”) during the fourth quarter of 2018, effective as of January 1, 2018.

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

As of September 30, 2019, the Company’s remaining performance obligations were $162.8 million, approximately 99.4% of which is expected to be recognized as revenue over the next twelve months and the remainder thereafter. During the nine months ended September 30, 2019, the Company recognized $118.3 million in revenue that was recorded as deferred revenue as of December 31, 2018.

Recent Accounting Pronouncements

New Accounting Pronouncements Adopted

We adopted ASU No. 2016‑02, Leases (Topic 842), as of January 1, 2019, using the effective date method for the modified retrospective approach. Comparative periods were not restated. In addition, the Company elected the package of practical expedients permitted under the transaction guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. The Company also elected the practical expedients pertaining to short-term lease exemptions at transition and going forward. For office leases beginning in 2019 and later, the Company accounts for lease components (components of a contract for which the Company economically benefits from their use and is not highly interrelated with other right of use assets underlying the contract such as base rent) separately from the non-lease components (e.g., common-area maintenance costs). For datacenter leases beginning in 2019 and later, the Company elected the practical expedient to combine its lease and non-lease components that meet the defined criteria and will account for the lease component under Topic 842.

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

Upon adoption of the new standard, the Company recognized total ROU assets of approximately $66.8 million, total lease liabilities of approximately $78.9 million, and corresponding adjustments to prepaid expenses of $(0.2) million, deferred rent included in other accrued expenses of $1.8 million, and deferred rent included in other liabilities of $10.5 million on the consolidated balance sheets as of as of January 1, 2019. The standard did not materially impact our consolidated net earnings and had no impact on cash flows. The adoption of the new standard also resulted in significant additional disclosures regarding the Company’s leasing activities, as discussed in Note 5.

In February 2018, the FASB issued ASU 2018‑02, Income Statement – Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which will allow a reclassification from accumulated other comprehensive income to retained earnings for the tax effects resulting from “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Act”) that are stranded in accumulated other comprehensive income. This ASU also requires certain disclosures about stranded tax effects; however, it does not change the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations. This ASU is effective on January 1, 2019, with early adoption permitted. It must be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. The Company adopted ASU 2018‑02 during the nine months ended September 30, 2019 and it did not have a material impact on the Company’s condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Effective

In August 2018, the FASB issued ASU 2018‑13, Fair Value Measurement (Topic 820), which modifies the disclosure requirements related to fair value measurements. The ASU eliminates the requirement to disclosure and amount and reasons for transfers between Level 1 and Level 2 fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. Entities will now be required to disclose the changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2019, and early adoption is permitted. The Company is in the process of evaluating the impact of this standard on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018‑14, Compensation – Retirement Benefits- Defined Benefit Plans – General (Subtopic 715‑20), which modifies the disclosure requirements for defined benefit pensions and other postretirement plans. The ASU adds and removes disclosure requirements from the current standard in an effort to improve the effectiveness of retirement benefit disclosures. The ASU is effective for fiscal years ended after December 15, 2020, and early adoption is permitted. The Company is in the process of evaluating the impact of this standard on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018‑15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350‑40), which clarifies the accounting for costs of implementing a cloud computing service arrangement. The ASU requires companies to capitalize the implementation costs associated with cloud computing service arrangements, regardless as to whether the contract contains a license. The ASU is effective for annual periods in 2020, including interim periods. The Company is in the process of evaluating the impact of this standard on its consolidated financial statements.

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

Total acquisition costs related to the Prime acquisition were $5.4 million of which $2.3 million were incurred during the nine months ended September 30, 2018 and the rest were incurred in 2017. Total acquisition costs were included in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. The acquisition was accounted for under the purchase method of accounting. The operating results are included in the accompanying condensed consolidated financial statements from January 23, 2018.

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

Other 2018 Acquisition

During the third quarter of 2018, the Company purchased certain immaterial technology and development assets to expand its products and services offerings, and the results of this acquisition have been included in the consolidated results from the acquisition date. The fair value for the assets acquired and liabilities assumed relate to certain identifiable intangible assets and goodwill.

Purchase of Falcon

On January 3, 2019, the Company completed its acquisition of Falcon.io (“Falcon”). The purchase price was approximately €103.4 million ($119.0 million) and consisted of approximately €53.6 million ($61.7 million) in cash consideration, the issuance of approximately 5.1 million ordinary shares valued at €49.8 million ($57.3 million), and up to €5.2 million ($6.0 million) of deferred payments due within 12 months in cash of €2.4 million ($2.8 million) and ordinary shares of €2.8 million ($3.2 million). The cash portion of the consideration was funded with a combination of cash on hand and borrowings under the Company’s Revolving Credit Facility. The Company drew approximately $40.0 million under its Revolving Credit Facility in connection with the closing of the Falcon acquisition, all of which was repaid during the nine months ended September 30, 2019. The acquisition of Falcon solidifies the Company’s market leadership in driving the future of earned media management, moving beyond the tactical nature of PR point solutions. At the date of the acquisition, Falcon had over 250 employees with offices in Denmark, Germany, Hungary, Australia, Bulgaria, and the United States.

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

Supplemental Unaudited Pro Forma Information

The acquired entities of Prime, Falcon and TrendKite together contributed revenue of $23.8 million and $11.8 million for the three months ended September 30, 2019 and 2018, respectively and $68.4 million and $34.0 million for the nine months ended September 30, 2019 and 2018, respectively. Net income or loss from these acquisitions for the same period is impracticable to determine due to the extent of integration activities.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Revenue	$189,395	$191,637	$574,231	$585,763
Net income (loss)	3,891	(12,915)	13,072	(32,561)
Net income (loss) per share - basic	0.03	(0.09)	0.09	(0.23)
Net income (loss) per share - diluted	0.03	(0.09)	0.09	(0.23)

4. Goodwill and Intangibles

Changes in the carrying amounts of goodwill since December 31, 2018 consisted of the following:

(in thousands)
Balance as of December 31, 2018	$1,171,859
Acquisition of Falcon	87,674
Acquisition of TrendKite	185,108
Sale of iContact	(21,289)
Effects of foreign currency	(11,706)
Balance as of September 30, 2019	$1,411,646

Definite-lived intangible assets consisted of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019
	Gross	Foreign		Net
	Carrying	Currency	Accumulated	Carrying
(in thousands)	Amount	Translation	Amortization	Amount
Trade names and brand	$370,873	$(8,987)	$(141,770)	$220,116
Customer relationships	357,958	(22,927)	(200,869)	134,162
Purchased technology	138,746	(8,392)	(107,772)	22,582
Balances at September 30, 2019	$867,577	$(40,306)	$(450,411)	$376,860

	December 31, 2018
	Gross	Foreign		Net
	Carrying	Currency	Accumulated	Carrying
(in thousands)	Amount	Translation	Amortization	Amount
Trade names and brand	$372,010	$(8,143)	$(115,954)	$247,913
Customer relationships	321,862	(18,967)	(203,031)	99,864
Purchased technology	145,951	(7,408)	(109,174)	29,369
Balances at December 31, 2018	$839,823	$(34,518)	$(428,159)	$377,146

Weighted-average useful life at September 30, 2019	Years
Trade names and brand	11.1
Customer relationships	6.2
Purchased technology	2.9

Future expected amortization of intangible assets at September 30, 2019 is as follows:

(in thousands)
Remainder of 2019	$24,067
2020	84,202
2021	65,990
2022	48,150
2023	35,024
Thereafter	119,427
$376,860

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

At inception of a contract, the Company determines if the contract contains a lease based on requirements of ASC 842. If a lease with a term greater than 1 year is identified, the Company will add a ROU asset and lease liability to the balance sheet. The Company has elected the practical expedient and expenses all leases with a contract term of 1 year or less. The Company recognizes a lease liability based on the net present value of total lease payments which utilizes an implicit discount rate based on the Company’s collateralized borrowing rate placed on a yield curve. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. To derive the ROU asset, the Company makes required adjustments, such as indirect costs and prepaid or deferred balances, to the lease liability. The Company recognizes operating lease expense on a straight-line basis over the term of the lease within operating expenses and cost of revenue.

	Three months ended	Nine months ended
Lease Cost (in thousands)	September 30, 2019	September 30, 2019
Operating lease cost	$4,780	$14,337
Short-term lease cost	822	2,487
Variable lease cost	1,376	5,503
Sublease income	(249)	(685)
Total lease cost	$6,729	$21,642

Operating leases (thousands)	Classification	September 30, 2019

Operating right-of-use assets	Operating right-of-use assets	$59,993

Operating lease liabilities (current)	Operating lease liabilities (current)	14,139
Operating lease liabilities (net of current portion)	Operating lease liabilities (net of current portion)	59,514
Total operating lease liabilities		$73,653

Weighted average remaining lease term		6.7 years
Weighted average discount rate		5.3%

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2019 (in thousands):

Remainder of 2019	$4,617
2020	17,043
2021	14,373
2022	12,400
2023	8,245
Thereafter	31,907
Total lease payments	88,585
Less: imputed interest	(14,932)
Present value of lease liabilities	$73,653

As previously disclosed in the Company’s 2018 Form 10‑K and under the previous lease accounting standard, future minimum lease payments under non-cancelable operating leases as of December 31, 2018 were as follows (in thousands):

2019	$16,288
2020	15,682
2021	13,416
2022	12,494
2023	8,806
Thereafter	27,773
Total future minimum payments	$94,459

Nine months ended
(in thousands)	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$13,459
ROU assets obtained in exchange for new operating lease liabilities
Operating leases	$5,250

6. Debt

Debt consisted of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019
(in thousands)	Short-Term	Long-Term	Total
2017 First Lien Credit Facility	$13,881	$1,292,625	$1,306,506
Unamortized debt discount and issuance costs	—	(30,699)	(30,699)
Balances at September 30, 2019	$13,881	$1,261,926	$1,275,807

	December 31, 2018
(in thousands)	Short-Term	Long-Term	Total
2017 First Lien Credit Facility	$13,210	$1,241,253	$1,254,463
Unamortized debt discount and issuance costs	—	(35,493)	(35,493)
Balances at December 31, 2018	$13,210	$1,205,760	$1,218,970

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

The margin applicable to loans under the 2017 First Lien Dollar Term Credit Facility bearing interest at the alternate base rate is 3.25%; the margin applicable to loans under the 2017 First Lien Dollar Term Credit Facility bearing interest at the adjusted LIBOR is 4.25%, provided that each such rate is reduced by 25 basis points if the first lien net leverage ratio of Canyon Companies S.à.r.l. and its restricted subsidiaries under the 2017 First Lien Credit Facility is less than or equal to 4.00:1.00 at the end of the most recent fiscal quarter. Interest is charged on Euro borrowings under the 2017 First Lien Credit Facility at a rate based on the adjusted EURIBOR (a rate equal to the Euro interbank offered rate adjusted for statutory reserves), plus an applicable margin. The margin applicable to loans under the 2017 First Lien Euro Term Credit Facility bearing interest at the adjusted LIBOR is 4.25%, provided that each such rate is reduced by 25 basis points if the first lien net leverage ratio of Canyon Companies S.à.r.l. and its restricted subsidiaries under the 2017 First Lien Credit Facility is less than or equal to 4.00:1.00 at the end of the most recent fiscal quarter. As of September 30, 2019, the applicable interest rate under the 2017 First Lien Dollar Term Credit Facility and the 2017 First Lien Euro Term Credit Facility was 4.85% and 3.00%, respectively.

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

As of September 30, 2019, the Company had no outstanding borrowings and $1.9 million of outstanding letters of credit under the 2017 Revolving Credit Facility and $1,306.5 million outstanding under the 2017 First Lien Credit Facility.

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

The 2017 First Lien Credit Facility includes a total net leverage financial maintenance covenant. Such covenant requires that, as of the last day of each fiscal quarter, the total net leverage ratio of Canyon Companies S.à.r.l. and its restricted subsidiaries under the 2017 First Lien Credit Facility cannot exceed the applicable ratio set forth in the 2017 First Lien Credit Facility for such quarter (subject to certain rights to cure any failure to meet such ratio as set forth in the 2017 First Lien Credit Facility). The 2017 First Lien Credit Facility is also subject to certain customary affirmative covenants and negative covenants. Under the 2017 First Lien Credit Facility, the Company’s subsidiaries have restrictions on making cash dividends, subject to certain exceptions, including that the subsidiaries are permitted to declare and pay cash dividends: (a) in any amount, so long as the total net leverage ratio under the 2017 First Lien Credit Facility would not exceed 3.75 to 1.00 after making such payment; (b) in an amount per annum not greater than 6.0% of (i) the market capitalization of the Company’s common stock (based on the average closing price of its shares during the 30 trading days preceding the declaration of such payment) plus (ii) the $305.2 million in proceeds we received in the business combination with Capitol; (c) in an amount that does not exceed the sum of (i) $20.0 million, plus (ii) 50% of consolidated net income of the Company’s subsidiaries from January 1, 2016 to the end of the most recent quarter plus (iii) certain other amounts set forth in the definition of “Available Amount” in the Company’s 2017 First Lien Credit Facility (provided that it may only include the amounts of consolidated net income described in clause (ii) if the Company’s total net leverage ratio would not exceed 5.00 to 1.00 after making such payment); and (d) in an amount that does not exceed the total net proceeds we receive from any public or private offerings of its common stock or similar equity interests. As of September 30, 2019, the Company was in compliance with these covenants.

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

The fair value of the Company’s First Lien Credit Facility at September 30, 2019 and December 31, 2018 was $1,303.2 million and $1,210.5 million, respectively. The fair value of the Company’s First and Second Lien debt was considered Level 2 in the fair value hierarchy.

Future Minimum Principal Payments

Future minimum principal payments of debt as of September 30, 2019 are as follows:

(in thousands)
Remainder of 2019	$3,471
2020	13,881
2021	13,881
2022	13,881
2023	1,261,392
$1,306,506

7. Stockholders’ Equity and Equity-Based Compensation

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2019 and December 31, 2018, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 480,000,000 shares of common stock with a par value of $0.0001 per share.

Equity-based compensation is classified in the condensed consolidated statements of operations and comprehensive loss in a manner consistent with the statements of operations’ classification of an employee’s salary and benefits as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Cost of revenue	$124	$151	$341	$376
Selling and marketing	343	192	970	416
Research and development	319	171	842	392
General and administrative	2,777	989	6,053	2,529
Total equity-based compensation expense	$3,563	$1,503	$8,206	$3,713

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

The 2017 Plan reserved up to 9,100,000 shares of common stock of the Company for issuance in accordance with the plan’s terms, subject to certain adjustments. The purpose of the plan is to provide the Company’s officers, directors, employees and consultants who, by their position, ability and diligence are able to make important contributions to the Company’s growth and profitability, with an incentive to assist the Company in achieving its long-term corporate objectives, to attract and retain executive officers and other employees of outstanding competence and to provide such persons with an opportunity to acquire an equity interest in the Company. Stock options are granted with an exercise price equal to the market value of the Company’s common stock at the grant date and generally vest over one to four years based upon continuous service and expire ten years from the grant date. Restricted stock units can be settled in cash or stock and are granted with an exercise price equal to the market value of the Company’s common stock at the time of grant. Cash-settled restricted stock units qualify as liability awards and will be measured at fair value at the end of each reporting period. Conditions of the performance-based restricted stock units are based on achievement of pre-established performance goals and objectives within the next year and vest based on continuing employment. Conditions of the performance-based stock options are also based on achievement of pre-established performance goals and objectives within the next year, vest  based on continuing employment, and have an expiration of ten years.

The Company estimated the fair value of employee stock options using the Black-Scholes option pricing model. The fair values of stock options granted under the 2017 Plan were estimated using the following assumptions:

Nine months ended September 30, 2019
Stock price volatility	42.0%
Expected term (years)	6.3
Risk-free interest rate	2.5%
Dividend yield	—%

A summary of employee stock option activity for the nine months ended September 30, 2019 under the Company’s 2017 Plan is presented below:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Number of	Price per	Term	Value
	Options	Share	(Years)	(thousands)
Options outstanding as of December 31, 2018	2,112,500	$14.43	9.3	—
Granted	1,070,000	12.32	—
Exercised	(43,125)	12.78	—
Forfeited	(950,875)	13.85	—
Options outstanding as of September 30, 2019	2,188,500	$13.69	9.0	$—
Options vested as of September 30, 2019	379,813	$14.37	8.6	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the quoted closing price of the Company’s common stock as of September 30, 2019. The Company received  $0.6 million in cash proceeds from the exercise of stock options during the nine months ended September 30, 2019 and no proceeds from the exercise of stock options during the three months ended September 30, 2019. No stock options were exercised during the nine months ended September 30, 2018.

A summary of equity-classified restricted stock units activity for the nine months ended September 30, 2019 under the Company’s 2017 Plan is presented below:

	Number of Shares	Weighted-Average
	Underlying	Grant Date
	Stock Awards	Fair Value
Restricted stock units outstanding as of December 31, 2018	326,394	$15.28
Granted	4,117,980	10.20
Vested	(93,786)	16.19
Forfeited	(135,000)	14.02
Restricted stock units outstanding as of September 30, 2019	4,215,588	$10.34

During the three months ending September 30, 2019, the Company granted 133,000 shares of cash-settled restricted stock units that remained outstanding at the end of the period. The weighted average fair value of the cash-settled restricted stock units at the grant date was $9.99 and $7.69 as of September 30, 2019. As of September 30, 2019, the Company had $42.0 million of unrecognized compensation expense related to the unvested portion of outstanding stock options and restricted stock units expected to be recognized on a straight-line basis over the weighted-average remaining service period of 3.2 years.

Employee Stock Purchase Plan

As of December 17, 2018, the Company commenced an Employee Stock Purchase Plan (“ESPP”) to allow eligible employees to have up to 10 percent of their annualized base salary withheld and used to purchase common stock, subject to a maximum of $10,000 worth of stock purchased in a calendar year. The price per share of the stock sold to Participants hereunder shall be the product of ninety percent (90%) multiplied by the lower of: (i) the Fair Market Value of such share on the Entry Date of the Option Period in which the Employee elects to become a participant; and (ii) the Fair Market Value of such share on the Exercise Date with respect to such Option Period: provided, however, that in no event shall the Option Price per share be less than the part value of the stock. The ESPP was approved by the Company’s shareholders in the third quarter of 2019. Activity under the ESPP was not significant for the nine months ended September 30, 2019.

8. Net Income (Loss) Per share

Basic net income (loss) per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. For the three and nine months ended September 30, 2019, the Company has excluded 2,000,000 earn out shares as the effect would be anti-dilutive. During the nine months ended September 30, 2018, all warrants were converted to 6,342,989 common shares. For the three and nine months ended September 30, 2018, the Company has excluded the potential effect of the warrants prior to their conversion, additional earn out shares, and the dilutive effect of stock options and restricted stock awards, as described in Note 7, in the calculation of diluted loss per share, as the effect would be anti-dilutive due to losses incurred. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for all periods presented below.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share data)	2019	2018	2019	2018
Numerator:
Net income (loss)	$2,365	$(6,184)	$6,241	$(13,209)
Denominator:
Weighted-average shares outstanding	148,131,135	131,104,859	147,215,180	127,507,314
Effect of dilutive common stock equivalents	389,839	—	41,912	—
Weighted-average shares outstanding	148,520,974	131,104,859	147,257,092	127,507,314

Net income (loss) per share - basic	$0.02	$(0.05)	$0.04	$(0.10)
Net income (loss) per share- diluted	$0.02	$(0.05)	$0.04	$(0.10)

9. Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate adjusted to reflect the tax impact of items discrete to the fiscal period. The annual effective tax rate calculation excludes subsidiaries with pre-tax losses for which no tax benefit can be recognized. The Company estimates its annual effective tax rate to be approximately 50.2% in 2019. The provision for income taxes results in an effective tax rate of 73.5% for the nine months ended September 30, 2019. The difference between the annual effective tax rate and the effective tax rate in the quarter is due to subsidiaries with pre-tax losses for which no tax benefit can be recognized and subsidiaries with pre-tax losses in jurisdictions with a zero percent tax rate that have been removed from pre-tax book income before the annual effective tax rate is applied. The amount of pre-tax book loss removed is approximately $16.7 million. The difference also includes the impact of a $2.9 million benefit primarily related to a change to the valuation allowance and research and development tax credits that are discrete to the fiscal period. This rate includes the impact of United States and Foreign permanent differences and an increase in the valuation allowance for certain disallowed interest in the United States. The United States permanent differences are primarily related to the gain on the sale of the iContact assets related to Goodwill, nondeductible transaction costs, nondeductible public company costs, nondeductible equity compensation and income from Canadian subsidiaries that is taxable in the United States as a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The Foreign permanent differences are primarily related to nondeductible interest expense in the United Kingdom. The increase in the valuation allowance in the U.S. is related to tax deferred interest expense.

The provision for income tax for the nine months ended September 30, 2018 was $10.0 million. The provision for income tax for the nine months ended September 30, 2018 was primarily driven by using the annual effective tax rate methodology and removing $15.6 million of pre-tax losses for which no tax benefit can be recognized before the annual effective tax rate is applied. It is also impacted by non-deductible permanent differences and the increase in the valuation allowance for disallowed interest in the United States.

The Company’s estimates related to liabilities for uncertain tax positions require it to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If it determines it is more likely than not that a tax position will be sustained based on its technical merits, the Company records the impact of the position in its condensed consolidated financial statements at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. The estimates are updated at each reporting date based on the facts, circumstances and information available. As of September 30, 2019, the Company believes the reasonably possible total amount of unrecognized tax benefits that could increase or decrease in the next twelve months as a result of various statute expirations, audit closures, and/or tax settlements would not be material to its condensed consolidated financial statements.

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

11. Geographic Information

The following table lists revenue for the three and nine months ended September 30, 2019 and 2018 by geographic region:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Revenue:
Americas - U.S.	$108,615	$107,219	$329,132	$323,639
Rest of Americas	17,455	15,364	53,510	47,604
EMEA	50,241	46,585	153,449	149,092
APAC	9,342	8,068	25,862	23,669
	$185,653	$177,236	$561,953	$544,004

The following table lists long-lived assets, net of amortization, as of September 30, 2019 and December 31, 2018 by geographic region:

(in thousands)	September 30, 2019	December 31, 2018
Long-lived assets, net
Americas - U.S.	$1,302,574	$1,101,919
Rest of Americas	135,620	130,797
EMEA	454,613	354,886
APAC	31,899	30,299
	$1,924,706	$1,617,901

12. Subsequent Events

On October 22, 2019, the Company entered into a definitive agreement to be acquired by an affiliate of Platinum Equity in an all cash transaction valued at approximately $2.74 billion (the “Merger”). Under the terms of the agreement, which has been unanimously approved by the members of Cision Ltd.'s board of directors, an affiliate of Platinum Equity will acquire all of the outstanding ordinary shares of Cision Ltd. for $10.00 per share in cash.

A special meeting of Cision Ltd.'s shareholders will be held as soon as practicable following the filing of a definitive proxy statement with the SEC and subsequent mailing to its shareholders.  Certain affiliates of GTCR, collectively holding approximately 34% of the outstanding shares of Cision Ltd., have entered into a voting agreement committing them to, among other things, vote in favor of adopting the acquisition agreement and related plan of merger.  The proposed transaction is expected to close in the first quarter of 2020 and is subject to approval by Cision Ltd.'s shareholders, along with the satisfaction of customary closing conditions and certain antitrust regulatory approvals. Upon completion of the acquisition, Cision Ltd. will become wholly owned by an affiliate of Platinum Equity.

Cision Ltd. may solicit alternative acquisition proposals from third parties during a "go-shop" period from the date of the agreement until November 12, 2019, subject to the conditions and limitations set forth in the acquisition agreement. There is no guarantee that this process will result in a superior proposal, and the agreement provides Platinum Equity with a customary right to match a superior proposal and to receive a termination fee if a superior proposal is accepted.

CISION LTD. AND ITS SUBSIDIARIES

Forward-Looking Statements

This Quarterly Report on Form 10‑Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results, which are intended to be covered by the safe harbor provision for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts are statements that could be deemed forward-looking statements. Words such as “achieve,” “anticipate,” “assumes,” “believes,” “continue,” “could,” “estimate,” “expects,” “forecast,” “hope,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “would,” variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Although such statements are based on currently available financial and economic data as well as management’s estimates and expectations, forward-looking statements are inherently uncertain and involve risks and uncertainties that could cause our actual results to differ materially from what may be inferred from the forward-looking statements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

Cision Ltd. and its subsidiaries (“we”, the “Company” or “Cision”) believe it is important to communicate our expectations to our securityholders. However, there may be events in the future that Cision’s management is not able to predict accurately or over which Cision has no control. The risk factors and cautionary language discussed in this report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in such forward-looking statements, including among other things:

•	the potential failure to complete the proposed Merger
•	the incurrence of substantial transaction and merger-related costs in connection with the proposed Merger;
•	our estimates of the size of the markets for our products and services;
•	the rate and degree of market acceptance of our products and services;
•	the success of other technologies that compete with our products and services or that may become available in the future;
•	the efficacy of our sales and marketing efforts;
•	the volatility of currency exchange rates;
•	volatility of the market price and liquidity of our ordinary shares;
•	our ability to effectively scale and adapt our technology;
•	our ability to identify and integrate acquisitions and technologies into our platform;
•	our plans to continue to expand internationally;
•	the performance and security of our services;
•	our ability to maintain the listing of our securities on a national securities exchange;
•	potential litigation involving Cision;
•	our ability to retain and attract qualified employees and key personnel;
•	our ability to maintain, protect and enhance our brand and intellectual property;
•	general economic conditions; and
•	the result of future financing efforts.

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

The Merger Agreement

On October 22, 2019, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among MJ23 UK Acquisition Limited (“Parent”), Castle Merger Limited (“Merger Sub”) and the Company, providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent.

If the Merger is completed, each ordinary share, par value $0.0001 per share, of the Company (a “Share”), outstanding as of immediately prior to the effective time of the Merger (other than Shares held by the Company, Parent or Merger Sub, and Ordinary Shares as to which the holder has validly exercised and perfected and not effectively withdrawn or lost their rights to dissent under the applicable provisions of the Companies Law (2018 Revision) of the Cayman Islands) will automatically be surrendered and exchanged for the right to receive cash in an amount equal to $10.00, without interest thereon.

The consummation of the Merger is subject to certain customary conditions, including, but not limited to, (1) receipt of the vote in favor of the authorization of the Merger Agreement by the holders of at least two-thirds of the Shares present and voting in person or by proxy at the shareholders’ meeting; (2) expiration of waiting periods (and any extensions thereof), if any, applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and certain other regulatory approvals in Canada and the European Union, (3) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) and (4) the absence of any law or order prohibiting, making illegal or enjoining the Merger.

The Merger Agreement contains certain termination rights, including the right of the Company to terminate the Merger Agreement to accept a Superior Proposal (as defined in the Merger Agreement), subject to specified conditions and limitations, and the right of either party to terminate the Merger Agreement if the Merger is not consummated by April 19, 2020. Upon termination of the Merger Agreement by the Company or Parent upon specified conditions, the Company will be required to pay Parent a termination fee of $53.6 million, provided that if the Company terminates the Merger Agreement to accept a Superior Proposal prior to November 19, 2019 and enters into a definitive agreement with an Excluded Party (as defined in the Merger Agreement) at such time, the amount of the termination fee payable to Parent will be $30.6 million. Upon termination of the Merger Agreement by the Company or Parent under other specified conditions, Parent will be required to pay the Company a termination fee of $91.8 million.

For more information about the proposed Merger, see the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2019.

Recent Acquisitions and Divestitures

We made two acquisitions and divested one asset during the nine months ended September 30, 2019.

Acquisition of Falcon.io On January 3, 2019, we completed our acquisition of Falcon. The purchase price was approximately €103.4 million ($119.0 million) and consisted of approximately €53.6 million ($61.7 million) in cash consideration, the issuance of approximately 5.1 million ordinary shares valued at €49.8 million ($57.3 million), and up to €5.2 million ($6.0 million) of deferred payments due within 12 months in cash of €2.4 million ($2.8 million) and ordinary shares of €2.8 million ($3.2 million). The cash portion of the consideration was funded with a combination of cash on hand and borrowings under our Revolving Credit Facility. We drew approximately $40.0 million of dollar borrowings under our Revolving Credit Facility in connection with the closing of the Falcon acquisition, all of which was repaid during the nine months ended September 30, 2019.

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

Results of Operations

This section includes a summary of our historical results of operations, followed by detailed comparisons of our results for the three and nine months ended September 30, 2019 and 2018. We have derived this data from our unaudited condensed consolidated financial statements included elsewhere in this report.

The following table shows certain income statement data in thousands of dollars and percentages for the periods indicated:

	Three months ended		Three months ended		Nine months ended		Nine months ended
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
Revenue	$185,653	100.0%	$177,236	100.0%	$561,953	100.0%	$544,004	100.0%
Cost of revenue	63,408	34.2%	69,177	39.0%	198,240	35.3%	200,212	36.8%
Gross profit	122,245	65.8%	108,059	61.0%	363,713	64.7%	343,792	63.2%
Operating costs and expenses
Sales and marketing	30,708	16.5%	27,503	15.5%	96,370	17.1%	85,630	15.7%
Research and development	7,153	3.9%	7,292	4.1%	23,021	4.1%	22,282	4.1%
General and administrative	44,988	24.2%	39,002	22.0%	142,464	25.4%	126,762	23.3%
Amortization of intangible assets	18,770	10.1%	20,167	11.4%	56,444	10.0%	60,681	11.2%
Total operating costs and expenses	101,619	54.7%	93,964	53.0%	318,299	56.6%	295,355	54.3%
Operating income	20,626	11.1%	14,095	8.0%	45,414	8.1%	48,437	8.9%
Non operating income (expense)
Foreign exchange gains	8,062	4.3%	2,196	1.2%	5,918	1.1%	10,277	1.9%
Interest and other income, net	279	0.2%	380	0.2%	840	0.1%	472	0.1%
Gain on sale of business	—	—%	—	—%	28,144	5.0%	—	—%
Interest expense	(18,209)	(9.8)%	(19,785)	(11.2)%	(56,392)	(10.0)%	(59,947)	(11.0)%
Loss on extinguishment of debt	—	—%	—	—%	(355)	(0.1)%	(2,432)	(0.5)%
Total non operating loss	(9,868)	(5.3)%	(17,209)	(9.8)%	(21,845)	(3.9)%	(51,630)	(9.5)%
Income (loss) before income taxes	10,758	5.8%	(3,114)	(1.8)%	23,569	4.2%	(3,193)	(0.6)%
Provision for income taxes	8,393	4.5%	3,070	1.7%	17,328	3.1%	10,016	1.8%
Net income (loss)	$2,365	1.3%	$(6,184)	(3.5)%	$6,241	1.1%	$(13,209)	(2.4)%

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

The following table outlines the reconciliation from net income (loss) to Adjusted EBITDA for the periods indicated:

	Three months ended	Three months ended	Nine months ended	Nine months ended
(in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net income (loss)	$2,365	$(6,184)	$6,241	$(13,209)
Depreciation and amortization	31,453	33,308	93,709	100,186
Interest expense and loss on extinguishment of debt	18,209	19,785	56,747	62,379
Income tax	8,393	3,070	17,328	10,016
Acquisition and offering-related costs	8,734	12,843	39,117	32,621
Stock-based compensation	3,563	1,503	8,206	3,713
Deferred revenue reduction from purchase accounting	3,742	291	10,579	1,457
Gain on sale of business	—	—	(28,144)	—
Unrealized translation gain	(8,368)	(2,089)	(6,528)	(10,338)
Adjusted EBITDA	$68,091	$62,527	$197,255	$186,825

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Revenue

Revenue increased $8.5 million, or 4.7%, from $177.2 million for the three months ended September 30, 2018 to $185.7 million for the three months ended September 30, 2019. The change in the U.S. dollar versus other foreign currencies in 2019 compared to 2018 decreased revenue by approximately $2.6 million for the three months ended September 30, 2019. After adjusting for the change in the U.S. dollar versus other foreign currencies, the increase in revenue was primarily driven by our acquisitions of Falcon and TrendKite, and growth in our Americas and APAC operations, offset by our divestiture of iContact on January 22, 2019, and declines in our EMEA operations. Revenue from our acquisitions of Falcon and TrendKite was $12.7 million for the three months ended September 30, 2019. Revenue from iContact was $6.9 million for the three months ended September 30, 2018.  Revenue from our APAC operations, excluding our acquisitions of Falcon and TrendKite, increased $1.3 million for the three months ended September 30, 2019, due to net growth in subscription and transaction revenues. Revenue from our Americas operations, excluding our acquisitions of Falcon and TrendKite, and the divestiture of iContact increased $3.1 million for the three months ended September 30, 2019, due primarily to net growth in subscription and transaction revenues. Revenue from our EMEA operations, excluding our acquisitions of Falcon and TrendKite, decreased $1.7 million for the three months ended September 30, 2019, due primarily to subscription and transaction revenue declines that resulted from lost customers and lower customer spend from retained customers that exceeded subscription and transaction revenue from new customers won and increased spend from retained customers in the UK and France. For the three months ended September 30, 2019, the change in the U.S. dollar versus other foreign currencies, principally the Euro, the British Pound, and the Canadian Dollar, decreased our EMEA revenue by approximately $2.2 million, decreased our Americas revenue by approximately $0.2 million, and decreased our APAC revenue by approximately $0.2 million.

Cost of Revenue

Cost of revenue decreased $ 5.8 million, or 8.3%, from $69.2 million for the three months ended September 30, 2018 to $63.4 million for the three months ended September 30, 2019. The change in the U.S. dollar versus other foreign currencies in 2019 compared to 2018 decreased our cost of revenue by approximately $1.3 million for the three months ended September 30, 2019. After adjusting for the change in the U.S. dollar versus other foreign currencies, the decrease in cost of revenue was primarily driven by our divestiture of iContact, a decrease in depreciation and amortization expenses, and a decrease in employee compensation and related costs, offset by our acquisitions of Falcon and TrendKite, and an increase in content and distribution costs. Cost of revenue from Falcon and TrendKite was $5.6 million for the three months ended September 30, 2019. Cost of revenue from iContact was $2.5 million for the three months ended September 30, 2018. Content and distribution costs, excluding our acquisitions of Falcon and TrendKite and the divestiture of iContact, increased by $1.0 million in the three months ended September 30, 2019 versus the prior year period. Depreciation and amortization expense, excluding our acquisitions of Falcon and TrendKite and the divestiture of iContact, decreased by $1.8 million in the three months ended September 30, 2019 versus the prior year period. Employee compensation and related costs, excluding our acquisitions of Falcon and TrendKite and the divestiture or iContact, decreased $8.2 million in the three months ended September 30, 2019 versus the prior year period.

Sales and Marketing

Sales and marketing expenses increased $3.2 million, or 11.7%, from $27.5 million for the three months ended September 30, 2018 to $30.7 million for the three months ended September 30, 2019. The change in the U.S. dollar versus other foreign currencies in 2019 compared to 2018 decreased our sales and marketing expenses by approximately $0.4 million for the three months ended September 30, 2019. After adjusting for the change in the U.S. dollar versus other foreign currencies, the increase in sales and marketing expenses was primarily driven by our acquisitions of Falcon and TrendKite, offset by a decrease in sales and marketing compensation expense, reduced marketing program expenditures, and the divestiture of iContact. Sales and marketing expenses from Falcon and TrendKite was $7.2 million for the three months ended September 30, 2019. Sales and marketing expenses from iContact were $1.5 million for the three months ended September 30, 2018. Sales and marketing compensation and related costs, excluding our acquisitions of Falcon and TrendKite and the divestiture of iContact, decreased $1.6 million in the three months ended September 30, 2019 versus the prior year period. Marketing program expenditures, excluding our acquisitions of Falcon and TrendKite and the divestiture of iContact, declined by approximately $0.6 million in the three months ended September 30, 2019 versus the prior year period.

Research and Development

Research and development expenses decreased $0.1 million, or 1.9%, from $7.3 million for the three months ended September 30, 2018 to $7.2 million for the three months ended September 30, 2019. The change in the U.S. dollar versus other foreign currencies in 2019 compared to 2018 decreased our research and development expenses by approximately $0.1 million for the three months ended September 30, 2019. After adjusting for the change in the U.S. dollar versus other foreign currencies, the change in research and development expenses was primarily driven by lower professional and consulting fees, lower compensation and related costs, and the divestiture of iContact, offset by an increase in depreciation expense and our acquisitions of Falcon and TrendKite. Research and development expenses from Falcon and TrendKite were $2.2 million for the three months ended September 30, 2019.  Research and development expenses from iContact were $0.2 million for the three months ended September 30, 2018. Professional and consulting fees, excluding our acquisitions of Falcon and TrendKite and our divestiture of iContact, decreased by $0.7 million in the three months ended September 30, 2019 versus the prior year period. Compensation and related costs, excluding our acquisitions of Falcon and TrendKite and our divestiture of iContact, decreased $2.1 million in the three months ended September 30, 2019 versus the prior year period. Depreciation expense, excluding our acquisitions of Falcon and TrendKite and our divestiture of iContact, increased by $0.7 million in the in the three months ended September 30, 2019 versus the prior year period.

General and Administrative

General and administrative expenses increased $6.0 million, or 15.3%, from $39.0 million for the three months ended September 30, 2018 to $45.0 million for the three months ended September 30, 2019. The change in the U.S. dollar versus other foreign currencies, principally the Euro, the British Pound, and the Canadian Dollar, in 2019 compared to 2018 decreased our general and administrative expenses by approximately $0.6 million for the three months ended September 30, 2019. After adjusting for the change in the U.S. dollar versus other foreign currencies, the increase in general and administrative expenses was primarily driven by our acquisitions of Falcon and TrendKite, an increase in stock-based compensation expense and an increase in bad debt expense, offset by a decrease in contingent acquisition related payments, our divestiture of iContact, and a decrease in rent and related costs. General and administrative expenses from Falcon and TrendKite were $5.9 million for the three months ended September 30, 2019.  General and administrative expenses from iContact were $0.7 million for the three months ended September 30, 2018.  Stock-based compensation expense and bad debt expense, excluding our acquisitions of Falcon and TrendKite and our divestiture of iContact, increased by $1.8 million and $1.1 million, respectively, during the three months ended September 30, 2019 versus the prior year period. Contingent acquisition related payments, excluding our acquisitions of Falcon and TrendKite and our divestiture of iContact, decreased by $1.0 million in the three months ended September 30, 2019 versus the prior year period.  Rent and related costs, excluding our acquisitions of Falcon and TrendKite and our divestiture of iContact, decreased by $0.9 million during the three months ended September 30, 2019 versus the prior year period.

Foreign Exchange Gains (Losses)

We recognized an $8.1 million and $2.2 million foreign exchange gain for the three months ended September 30, 2019 and September 30, 2018, respectively, due to fluctuations in foreign exchange rates that impacted the carrying value of certain intercompany notes and our 2017 First Lien Euro Term Credit Facility.

Interest Expense

Interest expense decreased $1.6 million, or 8.0%, from $19.8 million for the three months ended September 30, 2018 to $18.2 million for the three months ended September 30, 2019. This decrease was primarily due to lower interest rates on our debt resulting from the October 22, 2018 debt repricing transactions of our 2017 First Lien Credit Facility.

Provision For Income Taxes

For the three months ended September 30, 2019 and September 30, 2018, we recorded a provision for income taxes of $8.4 million and $3.1 million, respectively. The provision for income taxes for the three months ended September 30, 2019 is a result of using the annual effective tax rate methodology. The annual effective tax rate was impacted by excluding subsidiaries with pre-tax losses for which no tax benefit can be recognized in the calculation of the estimated annual effective tax rate, unfavorable permanent differences and an increase to the valuation allowance in the United States. The United States permanent differences are primarily related to the gain on the sale of the iContact assets related to Goodwill, nondeductible transaction costs, nondeductible public company costs, nondeductible equity compensation and income from the Canadian subsidiaries that is taxable in the United States as a result of the Tax Cuts and Jobs Act of 2017. The United Kingdom permanent differences are primarily related to nondeductible interest expense.

The provision for income taxes for the three months ended September 30, 2018 resulted from pre-tax income and the impact of pre-tax losses for which no tax benefit can be recognized, the impact of permanent differences and the increase in the valuation allowance expected to be necessary at the end of the year for certain disallowed interest.

Other Comprehensive Loss

Other comprehensive loss increased $9.7 million for the three months ended September 30, 2019 to a loss of $12.2 million, from an other comprehensive loss of $2.5 million for the three months ended September 30, 2018. This increase was primarily the result of foreign currency translation gains that resulted from changes in the U.S. dollar versus the British Pound that impacted the carrying value of intangibles and goodwill in our UK subsidiaries.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Revenue

Revenue increased $18.0 million, or 3.3%, from $544.0 million for the nine months ended September 30, 2018 to $562.0 million for the nine months ended September 30, 2019. The change in the U.S. dollar versus other foreign currencies in 2019 compared to 2018 decreased revenue by approximately $11.5 million for the nine months ended September 30, 2019. After adjusting for the change in the U.S. dollar versus other foreign currencies, the increase in revenue was primarily driven by our acquisitions of Falcon and TrendKite, and growth in our Americas and APAC operations, offset by our divestiture of iContact, and declines in our EMEA operations. Revenue from our acquisitions of Falcon and TrendKite was $35.4 million for the nine months ended September 30, 2019. Revenue from iContact was $1.4 million for the nine months ended September 30, 2019 and $21.9 million for the nine months ended September 30, 2018. Revenue from our Americas operations, excluding our acquisitions of Falcon and TrendKite, and the divestiture of iContact increased $11.8 million for the nine months ended September 30, 2019, due primarily to net growth in subscription and transaction revenues. Revenue from our APAC operations, excluding our acquisitions of Falcon and TrendKite, increased $2.2 million for the nine months ended September 30, 2019, due to net growth in subscription and transaction revenues. Revenue from our EMEA operations, excluding our acquisitions of Falcon and TrendKite, decreased $10.9 million for the nine months ended September 30, 2019, due primarily to subscription and transaction revenue declines that resulted from lost customers and lower customer spend from retained customers that exceeded subscription and transaction revenue from new customers won and increased spend from retained customers in the UK and France. For the nine months ended September 30, 2019, the change in the U.S. dollar versus other foreign currencies, principally the Euro, the British Pound, and the Canadian Dollar, decreased our EMEA revenue by approximately $8.9 million, decreased our Americas revenue by approximately $1.7 million, and decreased our APAC revenue by approximately $0.9 million.

Cost of Revenue

Cost of revenue decreased $2.0 million, or 1.0%, from $200.2 million for the nine months ended September 30, 2018 to $198.2 million for the nine months ended September 30, 2019. The change in the U.S. dollar versus other foreign currencies in 2019 compared to 2018 decreased our cost of revenue by approximately $4.9 million for the nine months ended September 30, 2019. After adjusting for the change in the U.S. dollar versus other foreign currencies, the decrease in cost of revenue was primarily driven by our divestiture of iContact, a decrease in depreciation and amortization expenses, and a decrease in employee compensation and related costs, offset by our acquisitions of Falcon and TrendKite, an increase in content and distribution costs, and an increase in professional fees. Cost of revenue from Falcon and TrendKite was $14.7 million for the nine months ended September 30, 2019. Excluding our acquisitions of Falcon and TrendKite, and the divestiture of iContact, content and distribution costs and professional fees increased by $5.3 million and $1.2 million, respectively, in the nine months ended September 30, 2019 versus the prior year period. Excluding our acquisitions of Falcon and TrendKite and the divestiture of iContact, employee compensation and related costs and depreciation and amortization costs, decreased $13.2 million and $3.3 million, respectively, in the nine months ended September 30, 2019 versus the prior year period. iContact cost of revenue was $7.5 million in the nine months ended September 30, 2018 and $0.9 million for the nine months ended September 30, 2019.

Sales and Marketing

Sales and marketing expenses increased $10.8 million, or 12.5%, from $85.6 million for the nine months ended September 30, 2018 to $96.4 million for the nine months ended September 30, 2019. The change in the U.S. dollar versus other foreign currencies in 2019 compared to 2018 decreased our sales and marketing expenses by approximately $1.6 million for the nine months ended September 30, 2019. After adjusting for the change in the U.S. dollar versus other foreign currencies, the increase in sales and marketing expenses was primarily driven by our acquisitions of Falcon and TrendKite, offset by reduced marketing program expenditures, reduced sales and marketing compensation expense, reduced professional services, and the divestiture of iContact. Sales and marketing expenses from Falcon and TrendKite were $19.9 million for the nine months ended September 30, 2019. Excluding our acquisitions of Falcon and TrendKite and the divestiture of iContact, marketing program expenditures, sales and marketing compensation and related costs, and professional services decreased $1.8 million, $2.0 million, and $0.7 million, respectively, in the nine months ended September 30, 2019 versus the prior year period. Sales and marketing expenses from iContact were $4.1 million for the nine months ended September 30, 2018, and $0.4 million for the nine months ended September 30, 2019.

Research and Development

Research and development expenses increased $0.7 million, or 3.3%, from $22.3 million for the nine months ended September 30, 2018 to $23.0 million for the nine months ended September 30, 2019. The change in the U.S. dollar versus other foreign currencies in 2019 compared to 2018 decreased our research and development expenses by approximately $0.6 million for the nine months ended September 30, 2019. After adjusting for the change in the U.S. dollar versus other foreign currencies, the increase in research and development expenses was primarily driven by our acquisitions of Falcon and TrendKite, offset by lower compensation and related costs, lower professional fees, and the divestiture of iContact. Research and development expenses from Falcon and TrendKite were $6.2 million for the nine months ended September 30, 2019. Excluding our acquisitions of Falcon and TrendKite and the divestiture of iContact, compensation and related costs and professional fees decreased $3.2 million and $1.5 million, respectively, in the nine months ended September 30, 2019 versus the prior year period. Research and development expenses from iContact were $0.7 million for the nine months ended September 30, 2018, and $0.1 million for the nine months ended September 30, 2019.

General and Administrative

General and administrative expenses increased $15.7 million, or 12.4%, from $126.8 million for the nine months ended September 30, 2018 to $142.5 million for the nine months ended September 30, 2019. The change in the U.S. dollar versus other foreign currencies, principally the Euro, the British Pound, and the Canadian Dollar, in 2019 compared to 2018 decreased our general and administrative expenses by approximately $3.1 million for the nine months ended September 30, 2019. After adjusting for the change in the U.S. dollar versus other foreign currencies, the increase in general and administrative expenses was primarily driven by our acquisitions of Falcon and TrendKite, an increase in professional fees, and an increase in compensation related costs, offset by a decrease in contingent acquisition related costs, a decrease in equipment, software, and telecommunication costs, a decrease in rent and related costs, reduced depreciation expense, and the divestiture of iContact. General and administrative expenses from Falcon and TrendKite were $17.6 million for the nine months ended September 30, 2019. Excluding our acquisitions of Falcon and TrendKite and the divestiture of iContact, compensation related costs and professional fees increased $3.6 million and $1.0 million, respectively, in the nine months ended September 30, 2019 versus the prior year period. Excluding our acquisitions of Falcon and TrendKite and the divestiture of iContact, contingent acquisition related costs, equipment, software, and telecommunication costs, rent and related costs, and depreciation expense, decreased $1.9 million, $0.9 million, $1.7 million and $0.7 million, respectively, in the nine months ended September 30, 2019 versus the prior year period. General and administrative expenses from iContact were $2.3 million for the nine months ended September 30, 2018, and $0.3 million for the nine months ended September 30, 2019.

Foreign Exchange Gains

We recognized a $5.9 million foreign exchange gain and a $10.3 million foreign exchange gain for the nine months ended September 30, 2019 and September 30, 2018, respectively, due to fluctuations in foreign exchange rates that impacted the carrying value of certain intercompany notes and our 2017 First Lien Euro Term Credit Facility.

Gain on Sale of Business

We recognized a gain on the disposal of our iContact business of $28.1 million during the nine months ended September 30, 2019.

Interest Expense

Interest expense decreased $3.5 million, or 5.9%, from $59.9 million for the nine months ended September 30, 2018 to $56.4 million for the nine months ended September 30, 2019. This decrease was primarily due to lower interest rates on our debt resulting from the debt repricing transactions of our 2017 First Lien Credit Facility on February 8, 2018 and October 22, 2018 that lowered interest rates, this was partially offset by the write-off of approximately $0.4 million of deferred financing costs that was the result of our entering into an incremental facility amendment (the "January 2019 Incremental Amendment") to the credit agreement on January 11, 2019. The January 2019 Incremental Amendment provided for an incremental $75.0 million dollar-denominated term loan facility (the "Incremental Facility"). The terms of the January 2019 Incremental Facility are substantially identical to the terms of other term loan borrowings under the 2017 First Lien Credit Facility. During the nine months ended September 30, 2019, we did not make any voluntary prepayments under our 2017 First Lien Credit Facility.

Loss on Extinguishment of Debt

We had a loss on extinguishment of debt of $0.4 million and $2.4 million for the nine months ended September 30, 2019 and September 30, 2018, respectively.

Provision For Income Taxes

For the nine months ended September 30, 2019 and September 30, 2018, we recorded a provision for income taxes of $17.3 million and $10.0 million, respectively. The provision for income taxes for the nine months ended September 30, 2019 is a result of using the annual effective tax rate methodology. The annual effective tax rate was impacted by excluding subsidiaries with pre-tax losses for which no tax benefit can be recognized in the calculation of the estimated annual effective tax rate, unfavorable permanent differences and a decrease to the valuation allowance in the United States. The United States permanent differences are primarily related to the gain on the sale of the iContact assets related to Goodwill, nondeductible transaction costs, nondeductible public company costs, nondeductible equity compensation and income from the Canadian subsidiaries that is taxable in the United States as a result of the Tax Cuts and Jobs Act of 2017. The United Kingdom permanent differences are primarily related to nondeductible interest expense.

The provision for income taxes for the nine months ended September 30, 2018 resulted from pre-tax income and the impact of pre-tax losses for which no tax benefit can recognized, the impact of permanent differences and the increase in the valuation allowance expected to be necessary at the end of the year for certain disallowed interest.

Other Comprehensive Loss

Other comprehensive loss decreased $14.5 million for the nine months ended September 30, 2019 to a loss of $6.3 million, from an other comprehensive loss of $20.8 million for the nine months ended September 30, 2018. This decrease was primarily the result of foreign currency translation losses that resulted from changes in the U.S. dollar versus the British Pound that impacted the carrying value of intangibles and goodwill in our UK subsidiaries.

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

We believe that our existing cash on hand and cash flow from operations will be sufficient to fund our currently anticipated working capital, capital expenditure, and debt service requirements, for at least the next twelve months. While we have a history of a negative working capital position, as calculated by subtracting current liabilities from current assets, substantially all of this negative balance is created by deferred revenue, which does not represent a liability that will be settled in cash. As of September 30, 2019, excluding both cash balances and deferred revenue, our current assets exceed our current liabilities by $28.1 million.

The dollar and Euro tranches of our 2017 First Lien Credit Facility require quarterly principal repayments in the amount of $2.8 million and €0.6 million per quarter, respectively, which are insignificant compared to the cash we expect to generate from operations. The 2017 First Lien Credit Facility does not mature until 2023, and therefore is not considered to impact our liquidity needs over the next several years. We have been in compliance with all of our applicable credit facility covenants through September 30, 2019.

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

For the nine months ended September 30, 2019, net cash provided by operating activities was $67.5 million, after deducting the cash costs incurred to execute the strategic business combinations and the divestiture that we made during the nine months ended September 30, 2019. For the nine months ended September 30, 2019, net cash used in investing activities was $135.0 million. For the nine months ended September 30, 2019, net cash provided by financing activities was $58.8 million, which included the proceeds received from our January 2019 Incremental Amendment.

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
•

in an amount per annum not greater than 6.0% of (i) the market capitalization of our common stock (based on the average closing price of our shares during the 30 trading days preceding the declaration of such payment) plus (ii) the $305.2 million in proceeds we received in the merger with Capitol Acquisition Corp. III;

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

As of September 30, 2019, we had $94.9 million of cash and cash equivalents on hand, and we had aggregate unused availability of $98.1 million under our 2017 Revolving Credit Facility. Borrowings under this facility bear interest at a variable rate and are a significant source of our liquidity. Our liquidity needs, including our funding of acquisition activities, causes the aggregate amount of outstanding borrowings under our 2017 Revolving Credit Facility to fluctuate. Accordingly, the amount of borrowing capacity available to us can fluctuate depending on operating cash flows, debt service requirements and acquisition and investment activity.

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

As of September 30, 2019, $43.5 million of cash and cash equivalents were held outside of the United States (inclusive of the controlled foreign corporations owned by the U.S.). We have not provided for income taxes on $62.7 million of undistributed earnings of our foreign subsidiaries, other than certain Canadian subsidiaries, as the earnings are considered permanently reinvested. Notwithstanding this, since the enactment of U.S. tax reform legislation, we have recorded a $6.2 million transition tax and a $4.1 million tax on GILTI income related to our Canadian subsidiaries. This amount includes an estimated $2.8 million of Canadian withholding taxes on the future repatriation of cash from Canada to the United States. The United States does not currently have accumulated earnings and profits and the majority of the other foreign jurisdictions can distribute their earnings to us without significant additional taxation. Accordingly, we have determined that any deferred tax liability associated with a distribution of the undistributed earnings would be immaterial.

Debt Obligations

The following describes the components of our debt obligations as of September 30, 2019. For more information regarding these transactions, see Note 6 to our condensed consolidated financial statements included elsewhere in this report.

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

On April 30, 2018, June 29, 2018 and September 28, 2018 we made voluntary prepayments of $30.0 million, $10.0 million and $10.0 million, respectively. As September 30, 2019, we had no outstanding borrowings and $1.9 million of outstanding letters of credit under our 2017 Revolving Credit Facility and $1,306.5 million outstanding under the 2017 First Lien Term Credit Facility.

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

Revolving borrowings in Canadian dollars bear interest at the adjusted Canadian dollar banker’s acceptance rate plus an applicable margin. Following the October 2018 Repricing, the margin applicable to loans under the 2017 Revolving Credit Facility bearing interest at the alternate base rate, the adjusted LIBOR, and the adjusted Euro interbank offered rate bear interest at rates of 2.25%, 3.25%, and 3.50%, respectively. As of September 30, 2019, the applicable interest rate under the 2017 First Lien Dollar Term Credit Facility and the 2017 First Lien Euro Term Credit Facility was 4.85% and 3.00%, respectively.

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

Cash Flow Analysis

The following tables reflect the changes in cash flows for the comparative periods presented.

	Nine months ended
(in thousands)	2019	2018	Net Change
Net cash provided by (used in):
Operating activities	$67,468	$89,789	$(22,321)
Investing activities	(134,958)	(88,809)	(46,149)
Financing activities	58,754	(63,156)	121,910
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,104)	(2,286)	1,182
Net change in cash, cash equivalents and restricted cash	$(9,840)	$(64,462)	$54,622

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

Net cash provided by operating activities was $67.5 million for the nine months ended September 30, 2019. Net cash provided by operating activities for the nine months ended September 30, 2019 reflects operating profit of $6.2 million, adjusted for non-cash items and an $11.7 million increase in deferred revenue due to the timing of invoicing to our subscription customers, a $7.6 million increase in prepaid expenses and other current assets, a $0.6 million decrease in accounts receivable, a $4.9 million decrease in accounts payable, a $16.9 million decrease in other accrued expenses, a $3.2 million increase in accrued compensation and benefits, and a $1.5 million increase in other liabilities an net change in operating leases.

Net cash provided by operating activities for the nine months ended September 30, 2018 was $89.8 million. Net cash provided by operating activities for the nine months ended September 30, 2018 reflects an operating loss of $13.2 million, adjusted for non-cash items and a $1.8 million increase in deferred revenue due to the timing of invoicing to our subscription customers, a $0.8 million increase in prepaid expenses and other current assets, a $1.0 million decrease in accounts receivable, a $1.7 million decrease in accounts payable, a $7.3 million decrease in other accrued expenses, and a $0.3 million decrease in accrued compensation.

Cash Flow Used In Investing Activities

Net cash used in investing activities was $135.0 million for the nine months ended September 30, 2019, which reflects $148.5 million used for our acquisitions of Falcon and TrendKite, net of cash acquired, and $44.9 million of net proceeds from our disposal of our email marketing assets, after funds deposited in escrow and transaction expenses. Net cash used in investing activities in the nine months ended September 30, 2019 also reflects capitalized software development costs of $22.5 million and purchases of property and equipment of $8.8 million.

Net cash used in investing activities was $88.8 million for the nine months ended September 30, 2018, reflects $66.5 million used for our acquisitions of Prime and Share IQ, net of cash acquired, capitalized software development costs of $12.0 million, and purchases of property and equipment of $10.3 million.

Cash Flow Provided By/(Used In) Financing Activities

Net cash provided by financing activities was $58.8 million for the nine months ended September 30, 2019 which reflects $74.0 million of proceeds, net of expenses, from our term credit facility, repayments on the credit facility of $10.5 million, $3.7 million of contingent consideration payments, $1.6 million in deferred financing payments, and $0.6 million of proceeds from the exercise of stock options.

Net cash used in financing activities was $63.2 million for the nine months ended September 30, 2018 which reflects $60.0 million in repayments of our term loan facility, $0.3 million in deferred financing payments, and contingent consideration payments of $2.9 million related to the Bulletin Intelligence earnout agreement.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet transactions or interests.

Summary of Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. There were no significant changes to critical accounting policies and estimates from those disclosed in Critical Accounting Policies and Estimates within Cision’s Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10‑K filed with the SEC on March 1, 2019.

Recent Accounting Pronouncements

ASU 2016‑02, Leases (Topic 842). ASU 2016‑02 requires lessees to recognize ROU assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. We adopted ASU 2016‑02 effective for the nine months ended September 30, 2019. See Note 2 to our Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

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

Interest Rate Risk

Our 2017 First Lien Credit Facility bears interest at variable rates based on LIBOR plus a fixed margin. As of September 30, 2019, we had $1,306.5 million in outstanding borrowings under our 2017 First Lien Credit Facility. Through September 30, 2019, at LIBOR and EURIBOR rates below 3.5% and 0.5%, respectively, 100.0% of our outstanding borrowings bear interest at variable rates. Outstanding borrowings under our 2017 First Lien Credit Facility are subject to a 1% LIBOR floor. As of September 30, 2019, the 3‑month LIBOR rate and 3‑month EURIBOR rate were approximately 2.1% and 0.0%, respectively. A hypothetical 1% increase in the interest rate on our indebtedness as of September 30, 2019 would increase our cash interest expense by approximately $13.1 million per annum.

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

Item 4. – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a‑15(e) and 15d‑15(e)) as of September 30, 2019. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2019 because of a material weakness in our internal control over financial reporting relating to the design and maintenance of information technology general controls for certain information systems relevant to the preparation of financial statements.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1. – Legal Proceedings

From time to time, we are subject to various litigation incidental to our business and to governmental investigations related to our products and services. We are not currently party to any legal proceedings or investigations that would reasonably be expected to have a material adverse effect on our business or financial condition. See “Risk Factors — We are the subject of continuing litigation and governmental inquiries.” in our Annual Report on Form 10‑K filed with the SEC on March 1, 2019.

Item 1A. – Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10‑K filed with the SEC on March 1, 2019, which is accessible on the SEC’s website at www.sec.gov.

The announcement and pendency of our agreement to be acquired by an affiliate of Platinum Equity could have an adverse effect on our business.

On October 22, 2019, we entered into the Merger Agreement with affiliates of Platinum Equity. Uncertainty about the effect of the Merger on our employees, customers and other business partners may have an adverse effect on our business, financial condition and results of operations regardless of whether the Merger is consummated. These risks to the business include the following, all of which could be exacerbated by a delay in the completion of the Merger:

• the diversion of significant management time and resources towards the completion of the Merger;

• difficulties with maintaining relationships with customers and business partners;

• diminished ability to retain and hire key personnel;

• the inability to pursue alternative business opportunities or make appropriate changes to our business because of requirements in the Merger Agreement that, subject to certain exceptions, conditions and limitations, we conduct our business in the ordinary course of business consistent with past practice and not engage in certain kinds of transactions prior to the completion of the Merger;

• litigation related to the Merger and the costs related thereto; and

• the incurrence of significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger.

Failure to consummate the Merger within the expected timeframe or at all could have a material adverse impact to our business, financial condition and results of operations.

There can be no assurance that the Merger will occur. Consummation of the Merger is subject to certain conditions and there can be no assurance that these conditions will be satisfied in a timely manner or at all. The Merger Agreement also contains termination rights for both us and Parent and could require us to pay a termination fee. If we are required to make these payments, doing so may materially adversely affect our business, financial condition and results of operations. In addition, if the Merger is not completed, and there are no other parties willing and able to acquire Cision at a price of $10.00 per share or higher, on terms acceptable to us, the price of our ordinary shares will likely decline to the extent that the current market price of our ordinary shares reflects an assumption that the Merger will be completed. Also, we will continue to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger for which we will have received little or no benefit if the Merger is not completed. Many of the fees will be payable by us even if the Merger is not completed and may relate to activities that we would have not undertaken other than to complete the Merger. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Finally, any disruption to our business resulting from the announcement and pendency of the Merger and from intensifying competition from our competitors, including any adverse changes in our relationships with our employees, customers and business partners, could continue or accelerate in the event of a failed transaction.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. – Defaults Upon Senior Securities

None.

Item 4. – Mine Safety Disclosures

Not applicable.

Item 5. – Other Information

None.

Item 6. – Exhibits

Exhibit	Description
2.1†

Agreement and Plan of Merger, dated as of October 22, 2019, by and among MJ23 UK Acquisition Limited, Castle Merger Limited and Cision Ltd. (incorporated by Reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 23, 2019).

10.1

Voting Agreement, dated as of October 22, 2019, by and among MJ23 UK Acquisition Limited, Canyon Holdings (Cayman), L.P. and GTCR Investment X AIV, Ltd. (incorporated by Reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 23, 2019).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	iXBRL Instance Document.
101.SCH*	iXBRL Taxonomy Extension Schema Document.
101.CAL*	iXBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	iXBRL Taxonomy Extension Definitions Linkbase Document.
101.LAB*	iXBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	iXBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, has been formatted in Inline XBRL.

†

Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission on request.

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

CISION LTD.

Dated: November 8, 2019	By:	/s/ Jack Pearlstein
	Name:	Jack Pearlstein
	Title:	Chief Financial Officer

	By:	/s/ Steve Solomon
	Name:	Steve Solomon
	Title:	Chief Accounting Officer